Form 10KSB
period 2002-12-31
CN BANCORP INC
filed 2003-03-21
CIK 1014273

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to

                        Commission File Number 333-100460


                                CN Bancorp, Inc.
                 (Name of small business issuer in its charter)

         Maryland                                       52-1954386
         -------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                         7401 Ritchie Highway
                         Glen Burnie, Maryland              21061
                         ---------------------              -------
          (Address of principal executive offices)       (Zip Code)

                     Issuer's telephone number: 410-760-7000
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its fiscal year ended December 31, 2002 were $6,018,678.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $9,700,051 as of February 28, 2003 based on a sales price of $14.50 per share of common stock, which is the sales price at which shares of common stock are currently being sold in the registrant's initial public offering. The registrant's initial public offering was ongoing as of February 28, 2003.

The Registrant had 860,000 shares of Common Stock outstanding as of February 28, 2003.

     Transitional Small Business Disclosure Format.       YES: ( )     NO:  (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2002, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

CN Bancorp, Inc. may from time to time make written or oral "forward-looking statements", including statements contained in our filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in our reports to stockholders and in other communications, which are made in good faith by CN Bancorp, Inc. pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. Words such as "believe," "expect," "anticipate," "intend," "seek," "could," "will," "predict," "potential," "continue," "may," "plans," "estimates" and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, our limited market area, our dependence on several key personnel, our large portfolio of commercial real estate and commercial loans, market value changes on our available-for-sale securities portfolio, our competitive environment, economic and other conditions in the markets in which we operate and governmental regulations.

      Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

                                     PART I

Item 1. Description of Business

         General
         -------

         CN Bancorp, Inc. was incorporated under the laws of the State of Maryland on January 22, 1996, primarily to own all of the outstanding shares of capital stock of a proposed national bank to be named County National Bank.

         The organizers of CN Bancorp, Inc. and County National Bank, most of whom are still directors and/or officers today, formed CN Bancorp, Inc. and County National Bank to fill what they believed was a need for a new community bank in Anne Arundel County, Maryland dedicated to providing excellent customer service and high quality banking products to the local community

         To raise the capital necessary to organize County National Bank, CN Bancorp, Inc. conducted a private placement offering of its common stock. The private placement closed in December 1996, with CN Bancorp, Inc. selling all 860,000 shares that were offered, and raised gross offering proceeds of $8,600,000. County National Bank opened for business on December 19, 1996 from its Pasadena, Maryland location.

         County National Bank serves individuals and small to medium sized businesses in Anne Arundel County, Maryland, with a specific focus in central and northern Anne Arundel County. County National Bank offers a wide range of deposit accounts and commercial and consumer loans, tax deferred accounts, safe deposit boxes, and other services to its customers. Telephone and online banking is available 24 hours a day.

         County National Bank's mission statement is to:

          o Provide the highest quality products and personalized services to meet the financial needs of our community and customers; and

          o Provide sound management to maximize our leadership position, never losing sight of the well being of our neighbors, friends, employees and stockholders.

         In August 2001, the Federal Reserve Board approved CN Bancorp, Inc.'s election as a financial holding company. This means that, subject to Federal Reserve Board regulations, CN Bancorp, Inc. may engage in certain non-banking activities that are "financial in nature." For example, financial holding companies may engage or provide insurance underwriting and agency services, investment advisory services and merchant banking and underwriting services, and may deal or make a market in securities. We will consider business opportunities outside of commercial banking if a favorable opportunity is presented.

Bank Location and Market Area
-----------------------------

         County National Bank serves its customers from branches located in Glen Burnie, Pasadena and Odenton, Maryland and an additional ATM in Glen Burnie. County National Bank is currently concluding efforts to lease land in Millersville, Maryland on which it will build a branch. The bank plans to conclude these arrangements and start construction of the branch in the spring of 2003.

         Central and northern Anne Arundel County continues to grow both in commerce and population. BWI Airport, located in northern Anne Arundel County, is the region's fastest growing airport and among the thirty busiest in North America. Businesses have expanded and new businesses are opening to take advantage of needed aviation related ancillary and support services. A new mega-mall, Arundel Mills, opened in 2000 with over 3,000 new jobs and an anticipated three million visitors per year. In addition, Anne Arundel County

Community College has a 65,000 square foot campus under construction at the Arundel Mills site. The housing market remains steady with strong demand in new housing as well as in the resale of homes in established neighborhoods.

         The county's economy is associated with industry and commerce. There are over 5,000 business establishments in the northern Anne Arundel County market area. The industries include high technology, communication, distribution and computer support services. Environmental related technology, regional data centers and the sciences are a growing segment of the commerce.

Loan Portfolio

         County National Bank offers a broad range of loans, including commercial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are County National Bank's primary loan products.

         The goal of County National Bank's lending program is to meet the credit needs of our client base while using sound credit principles to protect the quality of our assets. Our business and credit strategy are relationship driven, and County National Bank strives to provide a reliable source of credit, a variety of credit alternatives and personalized advice.

         At December 31, 2002 County National Bank had a legal lending limit of approximately $1.4 million to any one borrower, which constitutes approximately 15% of County National Bank's unimpaired capital and surplus. We participate with other lenders in loans that exceed County National Bank's lending limits. We do not believe that loan participations purchased by County National Bank necessarily pose any greater risk of loss than loans that County National Bank originates.

         The following is a description of the types of loans in our loan portfolio and the anticipated risks associated with each type of loan:

         o Commercial loans for business purposes including working capital, equipment purchases, lines of credit, letters of credit and government contract financing.

                  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to repay using his or her employment and other income and which are secured by real property which can be valued easily, commercial business loans are riskier and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans depends substantially on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         o Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises.

                  Commercial real estate loans usually are larger and present more risk than do residential mortgage loans. Because payments on loans secured by commercial real estate depend on the successful operation or management of the properties that secure the loans, repayment can be affected significantly by downturns in the real estate market or in the economy.

                  Construction loans generally involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared with the estimated cost of construction and, in the case of owner-occupied premises, the success of the owner's business. If the estimate of value proves to be inaccurate, the value of the project when completed could be insufficient to ensure full repayment of the loan.

         o Consumer loans including automobile and personal loans, including personal lines of credit.

                  Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower's continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

         o Residential mortgage loans, including first and second mortgage loans
         and  home  equity  loans   secured  by   single-family   owner-occupied
         residences.

                  We require private mortgage insurance for loans in excess of 90% of a property's value and, generally, we do not make loans with loan-to-value ratios in excess of 80%. Generally, our residential mortgage loans are "ARM" loans and we generally do not make 30-year or 15-year fixed rate mortgage loans. We typically retain and service our residential mortgage loans.

         Loans secured by real estate comprise the majority of the loan portfolio. The majority of the borrowers reside, work and/or conduct business in CN Bancorp, Inc.'s primary market area of Anne Arundel County, Maryland.

         The table below presents loans by major categories as of the dates indicated.


                                                           LOANS AS OF:
                                                            December 31,
                                                            -----------
                                              2002              %           2001          %
                                      --------------------- ----------  -------------  --------
(In thousands)
Real estate -construction                           $2,969         5%         $4,001        7%
Residential real estate                             17,419        27%         14,228       24%
Commercial real estate                              22,414        35%         20,003       33%
Commercial-other                                    16,469        26%         16,298       27%
Installment and other                                4,817         7%          5,323        9%
                                      --------------------- ----------  -------------  --------
                                                    64,088       100%         59,853      100%
                                                            ==========                 ========

Unearned loan fees and costs, net                       25                         8
Allowance for loan and lease losses                  (745)                     (781)
                                      ---------------------             -------------
                                                   $63,368                   $59,080
                                      =====================             =============



         The table below sets forth the maturity distributions of the loan receivable portfolio as of December 31, 2002.



                                                        LOAN MATURITIES AS OF DECEMBER 31, 2002
                                         1 year                                After
                                        or less           1-5 years            5 years            Total
                                     ---------------   ----------------    ---------------    ---------------
(In thousands)
Maturity of Loans Receivables:

Real estate - construction                   $1,068
                                                                   516              1,385              2,969
Residential real estate                                                                               17,419
                                                888              2,431             14,100
Commercial real estate                                                                                22,414
                                              1,158              4,511             16,745
Commercial - other                                               7,530                                16,469
                                              6,818                                 2,121
Installment and other
                                              1,216              1,566              2,035              4,817
                                     ---------------   ----------------    ---------------    ---------------
   Total loans receivables                  $11,148             16,554             36,386             64,088
                                     ===============   ================    ===============    ===============

(In thousands)
Fixed interest rates                                            $5,840              308
Floating and adjustable interest
rates                                                           10,714             36,078
                                                       ----------------    ---------------
   Total loans receivables                                     $16,554             36,386
                                                       ================    ===============



        The real estate construction maturities include the permanent loan period, if applicable.

         Loan and Asset Quality
         ----------------------

         County National Bank has written loan policies that require that certain underwriting, documentation and credit analysis standards be met for approval and funding of loans. Management and third party reviewers periodically review adherence to the policies. Exceptions to the policies, when made, are documented, justified and approved by management. Lending authority (secured and unsecured) is assigned to individual officers, the loan committee, the executive committee and the full board of directors of County National Bank under the loan policies.

         Delinquent loans, and the level thereof, are reviewed monthly and presented to the board of directors of County National Bank. A listing of loans classified less than "pass" according to the loan policy is presented to the audit/compliance committee of the board of directors at least quarterly. Generally, loans that have payments ninety days or more past due are placed on non-accrual status unless there is a reasonable expectation of the timely collection of all amounts past due. Payments on non-accrual loans are allocated to principal and interest according to the original loan terms unless collection of all amounts due under the loan agreement is in doubt, in which case collections are applied to principal loan balances.

CN Bancorp, Inc. had no real estate owned or other assets acquired through foreclosure, deeds in lieu of foreclosure or repossession at December 31, 2002 or December 31, 2001.

The table below presents information regarding non-performing loans at December 31, 2002 and 2001.


                              NON-PERFORMING LOANS

                                                           December 31,        December 31,
                                                               2002                2001
                                                         -----------------  -------------------
    (In thousands)
    Non-accruing commercial loans                                   $275                  335
    Accruing loans past due 90 days or longer
                                                                        -                    -
                                                         -----------------  -------------------
      Total non-performing loans
                                                                    $275                  335
                                                         =================  ===================

    Non-accruing loans:
      Interest income not recorded on non-
         accruing loans
                                                                     $39                   15
      Interest income included in net income
         for period on non-accruing loans collections                 $7                    8

    Ratios:
      Non-performing loans to total loans                           0.43%                0.56%
      Non-performing loans to total assets                          0.26%                0.38%
      Allowance for loan losses to non-
         performing loans                                         270.91%              233.13%
      Commitments to lend additional funds to
         non-performing loan customers                                 -                    -

    Restructured loans:                                             None                None


         At December 31, 2002, CN Bancorp has three loans on non-interest accrual status with carrying values totaling $275,063: (1) a secured commercial loan in the amount of $73,918 ($81,146 balance at December 31, 2001) for which the customer is making required payments and interest is recognized as collected; (2) commercial loans to companies controlled by one individual totaling $10,566 ($254,015 at December 31, 2001); and (3) a secured commercial loan with a carrying value of $190,579. CN Bancorp is not committed to lend funds to debtors whose loans are on non-interest accrual status or are considered impaired.

Securities Portfolio
--------------------

         CN Bancorp, Inc.'s portfolio is composed primarily of interest-earning bills, notes and bonds issued by the United States government and its direct and sponsored agencies. The portfolio provides a source of liquidity, collateral for repurchase agreements and public funds as well as being a means of diversifying CN Bancorp, Inc.'s earning asset portfolio. While CN Bancorp, Inc. generally intends to hold its investment portfolio assets until maturity, a significant portion of the portfolio is classified as available for sale. Securities so classified are accounted for at fair value with the unrealized appreciation and depreciation reported as a separate component of stockholders' equity, net of income tax effects. Securities classified in the held to maturity category are accounted for at amortized cost. CN Bancorp, Inc. invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

         The table below presents the composition and carrying amounts of securities in the portfolio as of December 31, 2002 and December 31, 2001.

                                   SECURITIES

                                          December 31,        December 31,
                                             2002                2001
                                     ------------------  ------------------
   (In thousands)
   Available for sale securities:
      Mortgage-backed securities                $1,026                 -
      U.S Government agencies                    8,064               7,002
                                     ------------------  ------------------
                                                 9,090               7,002
                                     ------------------  ------------------

   Held to maturity securities:
      U.S. Treasury securities                     -                   250
      U.S Government agencies                    7,531               4,750
                                     ------------------  ------------------

                                                 7,531               5,000
                                     ------------------  ------------------

   Equity securities                               496                 496
                                     ------------------  ------------------
     Total securities
                                               $17,117              12,498
                                     ==================  ==================


The tables below show the maturities and average weighted yields for the securities portfolio at December 31, 2002.


              MATURITIES and WEIGHTED AVERAGE YIELDS on SECURITIES



                                                               December 31, 2002
                                                               After one but within
                                        Within one year             five years             Unspecified
                                        Amount      Yield         Amount     Yield        Amount     Yield
                                     -----------------------   ----------------------  ---------------------
    (In thousands)
    Amortized cost basis:
       U.S. Government agencies            $1,001     2.68%     14,511         3.49%        -
       Mortgage-backed securities         -                         -                         1,028   3.40%
       Equity securities                  -                         -                           496   5.52%
                                     -----------------------   ----------------------  ---------------------
           Total securities                $1,001     2.68%      14,511        3.49%          1,524   3.96%
                                     =======================   ======================  =====================

    Carrying Value:
       U.S. Government agencies
                                           $1,013                    14,582                      -
       Mortgage-backed securities                                                             1,026
       Equity securities                  -                         -                           496
                                     -------------             -------------           -------------
           Total securities                $1,013                    14,582                   1,522
                                     =============             =============           =============


Deposits
--------

         County National Bank offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, tax deferred accounts, interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. We pay competitive interest rates on time and savings deposits.

         The average balances and average rates paid on deposits during the years ended December 31, 2002 and 2001 are shown in the tables below. All deposits are domestic deposits.



                    AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

                                   December 31, 2002               December 31, 2001
                              -----------------------------  -----------------------------
                                    Average       Average         Average        Average
                                    Balance        Rate            Balance        Rate
                                    -------        ----            -------        ----
(In thousands)
Interest bearing:
  Demand deposits                     $11,724        0.88%            10,954         1.99%
  Savings accounts                     20,532        1.47%            19,602         3.05%
  Time deposits                        33,523        3.73%            24,124         5.35%
Non-interest bearing:
  Demand deposits                      21,468                         19,259
                              -----------------------------  ------------------------------
     Total                            $87,247        1.90%            73,939         2.85%
                              =============================  ==============================

         The table below shows the maturities and amounts of time certificates (there are no other time deposits) issued in denomination of $100,000 or more at December 31, 2002 and 2001.

                                                       DEPOSIT MATURITIES
                                            December 31, 2002      December 31, 2001
                                          ----------------------  ---------------------
   (In thousands)
   Three months or less                                  $4,901                  2,356
   Over three but within twelve months                    4,970                  2,410
   Over twelve months                                     2,578                  3,345
                                          ----------------------  ---------------------
      Total                                             $12,449                  8,111
                                          ======================  =====================


Other Borrowed Funds
--------------------

         CN Bancorp, Inc. enters into sales of securities under agreements to repurchase the same securities with customers, which mature from one day to thirty days from the transaction date. These transactions are accounted for as borrowings and are secured by notes and bonds in the investment portfolio. The amount borrowed under repurchase agreements was $987,510 at December 31, 2002 and $1,377,080 at December 31, 2001.

         The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2002 and 2001.


                                               December 31,         December 31,
                                                   2002                 2001
                                            -------------------  ---------------

Total outstanding at period-end                       $987,510        $1,377,080
Average interest rate at period-end                      0.75%             1.25%
Average balance during the period                   $2,824,978        $3,261,501
Average interest rate during the period                  1.20%             3.92%
Maximum balance during the period                   $4,037,701        $5,733,457

         CN Bancorp, Inc. borrowed $250,000 in December 2002 under an unsecured note. The note bears interest at prime plus .25% (4.50% at December 31, 2002) and is payable on April 27, 2003.

         CN Bancorp, Inc. had no long-term debt during 2002 or 2001.


Other Banking and Financial Services
------------------------------------

         We offer commercial customers cash management services such as sweep accounts, account reconciliation and wire transfers of funds. Additionally, we make available telephone banking, ATM/debit cards, safe deposit boxes, after-hours deposit services, travelers' checks, direct deposit of payroll and ACH origination for automated transactions for various accounts.

         In addition, we offer our customers the ability to access information about their accounts and view information about County National Bank's services and products on County National Bank's website, www.countynational.com. Online banking permits customers to make transfers of funds among accounts, download information to financial software packages, and send e-mail to County National Bank personnel.

         County National Bank will consider offering additional banking products and services as warranted by customer demand. We believe that our data processing capability, provided through a third party vendor, will be adequate to support the introduction of new products and services.

Competition
-----------

         Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In our market areas in Anne Arundel County, Maryland, we face strong competition from large banks headquartered within and outside of Maryland. In addition, we compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Many of our competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services that we cannot or will not offer. Also, larger institutions have substantially higher lending limits than County National Bank has. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.


Employees
---------

         County National Bank had 38 full time employees and 5 part time employees as of December 31, 2002.

Supervision and Regulation
--------------------------

         Both CN Bancorp, Inc. and County National Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not stockholders. The following references to the laws and regulations under which CN Bancorp, Inc. and County National Bank are regulated are brief summaries, and are qualified in their entirety by reference to such laws and regulations. We cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

         Federal Bank Holding Company Regulation
         ---------------------------------------

CN Bancorp, Inc. is a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, CN Bancorp, Inc. is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

         Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. CN Bancorp, Inc. became a financial holding company in 2001.

         The status of CN Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act and a financial holding company under the GLBA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

         The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, CN Bancorp, Inc. may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

         In accordance with Federal Reserve Board policy, CN Bancorp, Inc. is expected to act as a source of financial strength to County National Bank and to commit resources to support County National Bank in circumstances in which CN Bancorp, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than $150,000,000 in assets, CN Bancorp, Inc. is currently exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that CN Bancorp, Inc. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

         CN Bancorp, Inc., as a bank holding company, is subject to dividend regulations of the Federal Reserve System. In general, a small bank holding company that has a debt to equity ratio greater than 1:1 is not expected to pay corporate dividends until such time as its debt to equity ratio declines to 1:1 or less and its bank subsidiary is otherwise well managed, well capitalized and not under any supervisory order. CN Bancorp, Inc. is a small bank holding company, and does not have a debt to equity ratio that is greater than 1:1.

         State Bank Holding Company Regulation
         -------------------------------------

         CN Bancorp, Inc. is a Maryland-chartered bank holding company and is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

         Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which approval of the Maryland Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the transaction.

         Regulation of Depository Institution
         ------------------------------------

         General

         County National Bank, as a national banking association whose accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the Office of the Comptroller of the Currency. County National Bank is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the Federal Reserve Board. County National Bank also is subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of County National Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

         Competition among commercial banks, savings and loan associations and credit unions has increased following enactment of legislation that greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. Banks in the Washington, D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions and can branch de novo in any of the jurisdictions.

         Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Thus, the earnings and growth of County National Bank is subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money. We cannot predict the nature and timing of changes in such policies and their impact on County National Bank.

         Branching and Interstate Banking

          Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. The Riegle-Neal Act also authorizes the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation to approve interstate branching de novo by national and non-member banks, respectively, but only in states which specifically allow for such branching.

         The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines

         The Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have all adopted risk-based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         Since December 31, 1992, national banks have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a "Total Risk-Based Capital Ratio) of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the applicable regulations, highest-rated banks are those that the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank that has less than the minimum Leverage Capital Ratio requirement must submit to the applicable regulator for review and approval of a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

         The Office of the Comptroller of the Currency's and the Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition. Operating in an unsafe or unsound manner could lead the Federal Deposit Insurance Corporation to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation to increase its Leverage Capital Ratio to such level as the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation or their respective designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action

         Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         County National Bank is classified as well capitalized by its primary regulator in its latest report.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

         An institution required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

         A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the Federal Deposit
Insurance Corporation formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the Federal Deposit Insurance Corporation or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership.

         Immediately  upon becoming  undercapitalized,  an  institution  becomes
subject  to  statutory   provisions   which  (i)  restrict  payment  of  capital
distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

         Regulatory Enforcement Authority

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority included, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

         Deposit Insurance

         The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information that the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned.

         Assessment rates for BIF insured deposits currently range from 0 basis points to 27 basis points. County National Bank has been assigned to a capital and supervisory subcategory that has an assessment rate of 0%. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The Federal Deposit Insurance Corporation has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of CN Bancorp, Inc.

         Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.

         Transactions with Affiliates and Insiders

         County National Bank is subject to the provisions of Section 23A of the Federal Reserve Act which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of County National Bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

         County National Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

         County  National  Bank is  subject  to the  restrictions  contained  in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

         All of County National Bank's loans to its and CN Bancorp, Inc.'s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Sections 23A, 23B and 22(h) of the Federal Reserve Act and Regulation O.

         Loans to One Borrower

         County National Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a national bank may have to any one borrower at any one time is 15% of the bank's unimpaired capital and surplus. A national bank may lend an additional 10% on top of the 15% if the amount that exceeds 15% of the bank's unimpaired capital and surplus is fully secured by readily marketable collateral.

         Liquidity

         County National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of December 17, 2002, amounts in transaction accounts above $6,000,000 and under $42,100,000 must have reserves held against them in the ratio of three percent (3%) of the amount. Amounts above $42,100,000 require reserves of $1,263,000 plus 10% of the amount in excess of $42,100,000.

         Dividends

         The principal source of CN Bancorp's revenues will be derived from dividends received from its subsidiary bank and interest income it receives from the offering proceeds. The amount of dividends that may be paid by County National Bank to CN Bancorp, Inc. depends on its earnings and capital position and is limited by statute, regulations and policies. As a national bank, County National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, County National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.

         Community Reinvestment Act

         The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. County National Bank was examined for CRA compliance in December 1998 and received a CRA rating of "Satisfactory."


Item 2. Description of Properties

         The executive offices of CN Bancorp, Inc. and County National Bank are located at 7401 Ritchie Highway, Glen Burnie, Maryland 21061. The following sets forth certain information regarding the offices of CN Bancorp, Inc. and County National Bank.

         Glen Burnie, Maryland

         Since July 1997, County National Bank has leased three contiguous parcels from Tate Properties, L.L.C.: (1) 0.38 acres of land at 7405 Ritchie Highway, Glen Burnie, Maryland on which we constructed a 2,922 square foot branch building; (2) 0.725 acres of land with a 8,811 square foot building at 7401-7403 Ritchie Highway, Glen Burnie, Maryland which we use for our administration offices; and (3) a 1,290 square foot house on a 0.26 acre lot currently subleased to unrelated tenants for $938 per month.

         The landlord is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The initial term of the lease required monthly payments of $10,300 and expired on May 31, 2001. The first year of the first five-year renewal term began on June 1, 2001 at a base rent of $11,000 per month. Thereafter, base rent will increase annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains two additional five-year renewal options and contains an option for the bank to purchase the parcels from January 1, 2015 until May 1, 2016 at their appraised value. The bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the parcels.

         Pasadena, Maryland

         County National Bank leases 0.68 acres of land containing a 1,500 square foot building at 4001 Mountain Road, Pasadena, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease required monthly payments of $1,300 per month and expired on September 30, 2001. The first year of the first five-year renewal term began on October 1, 2001 at a base rent of $1,450 per month. Thereafter, base rent will increase annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains four additional five-year renewal options, a right of first refusal in the event of the sale of the property and an option for the bank to purchase the property for its appraised value from January 1, 2026 until May 30, 2026. The bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the property.

         Odenton, Maryland

         County National Bank acquired a 1.1 acre lot at 8759 Piney Orchard Parkway, Odenton, Maryland on which we built a 2,116 square foot bank branch. The branch was opened in June 1999. This property is lien free. As part of the land purchase, the seller agreed to a covenant prohibiting the operation of another banking institution in the shopping center in which our branch is located.

         Linthicum, Maryland

         In February 2003, County National Bank leased, effective January 1, 2003, the buildings and real property located at 504 and 506 Camp Meade Road, Linthicum, Maryland primarily for use as a future branch site. The lease has an initial term of five years with four options to renew for five years each. The rent for the first year is $3,700 per month with annual increases based upon increases in the consumer price index for the Washington Baltimore area. County National Bank has sublet one of the buildings for five years at $2,800 per month. The subtenant has one, five year renewal option but the rent amount for the renewal period would be negotiated at the renewal.

Item 3. Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Common Stock and Dividends" in CN Bancorp, Inc.'s Annual Report to Stockholders for the year ended December 31, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management's Discussion and Analysis

         The information contained under the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

         CN Bancorp, Inc.'s consolidated financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         CN Bancorp, Inc.'s directors and executive officers and County National Bank's directors and executive officers are as follows:


         Name                Age                          Position
         ----                ---                          --------

Jan W. Clark                 66       Chairman of the Board of Directors, and President and Chief Executive
                                      Officer of CN Bancorp, Inc.; Director, President and Chief Executive
                                      Officer of County National Bank
John E. DeGrange, Sr.        59       Vice Chairman of the Board of Directors of CN Bancorp, Inc.; Vice
                                      Chairman of the Board of Directors of County National Bank
Carl L. Hein, Jr.            76       Director and Treasurer of CN Bancorp, Inc.;
                                      Director and Treasurer of County National Bank
Creston G. Tate              75       Director of CN Bancorp, Inc.; Director of County National Bank
John G. Warner               60       Director and Executive Vice President of CN Bancorp, Inc.; Director and
                                      Executive Vice President of County National Bank
Gerald V. McDonald           68       Director of CN Bancorp, Inc.; Chairman of the Board of Directors of
                                      County National Bank
F. Paul Dorr, Jr.            63       Director of County National Bank
Robert P. Musselman, Sr.     63       Director of County National Bank
Daljit Singh Sawhney         61       Director of County National Bank
LeRoy C. Taylor              68       Director of County National Bank
K. Patricia Wellford         61       Director of County National Bank
Michael T. Storm             52       Chief Financial Officer of CN Bancorp, Inc.; Senior Vice President and
                                      Chief Financial Officer of County National Bank
Michael L. Derr              52       Vice President, County National Bank

Messrs. Hein and Warner's terms as directors of CN Bancorp, Inc. expire at the 2003 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. DeGrange and Tate's terms as directors of CN Bancorp, Inc. expire at the 2004 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. McDonald and Clark's terms as directors of CN Bancorp, Inc. expire at the 2005 annual meeting of stockholders of CN Bancorp, Inc.

Jan W. Clark is the chairman of the board of directors and president and chief executive officer of CN Bancorp, Inc., and he is a director and president and chief executive officer of County National Bank. He has held these positions since 1996, with the exception of his position as chairman, which he assumed in May 2000. Mr. Clark was the former president and chief executive officer of The Bank of Glen Burnie, having served in that capacity from 1991 to March 1995. Mr. Clark was a director of The Bank of Glen Burnie from 1988-1995, where he served on various board of directors' committees. Mr. Clark also served as a director of North Arundel Savings Bank, FSB from 1975 to 1988. Prior to becoming president of The Bank of Glen Burnie, Mr. Clark was a principal of the accounting firm of Clark and Anderson, of which he was one of the founders. He has been a certified public accountant since 1969.

John E. DeGrange, Sr. has been a director of CN Bancorp, Inc. and of County National Bank since 1996. He became vice chairman of the board of directors of County National Bank in May 1999 and vice chairman of the board of directors of CN Bancorp, Inc., in May 2000. Mr. DeGrange was the president of DeGrange Lumber Company, Inc. from 1962 until November 1995, and from 1965 until 1996 he was an officer of The DeGrange Company, a company formed to hold real estate for DeGrange Lumber Company, Inc. Mr. DeGrange was a director of The Bank of Glen Burnie from 1984 to 1995. Mr. DeGrange was the treasurer of Glen Burnie Bancorp from 1993 to 1995. Since 1996, Mr. DeGrange has been a self-employed painting contractor.

Carl L. Hein, Jr. is a director and the treasurer of CN Bancorp, Inc. and a director and the treasurer of County National Bank. He has served in those capacities since 1996. Mr. Hein is currently the president of Hein Bros, Inc. and has served in that capacity for over 20 years. Hein Bros, Inc. is a third generation business located in Glen Burnie, Maryland and is a major supplier of heating fuel to retail and commercial customers. The company provides maintenance service for heating and air conditioning systems in addition to its fuel and heating and oil sales.

Creston G. Tate has been a director of CN Bancorp, Inc. and of County National Bank since 1996. Mr. Tate is the president and chief executive officer of Tate Chrysler Plymouth (Glen Burnie); Tate Dodge, Inc.; Tate Dodge, Chrysler Plymouth; Tate Chrysler Plymouth of Frederick, Inc.; and Tate Chevrolet, Geo, BMW, Inc., and has served in those capacities for over 35 years.

John G. Warner has served as executive vice president of CN Bancorp, Inc. and County National Bank and as a director of CN Bancorp, Inc. and of County National Bank since 1996. From 1991 until 1996, Mr. Warner was a consultant in the construction industry. From 1990 to 1991, Mr. Warner was president of First Federal Savings Bank of Annapolis. From 1989 to 1990, Mr. Warner was a senior vice president in the lending division of First Annapolis Savings Bank. Prior to those positions, Mr. Warner served in management capacities for over 25 years with several commercial banks, including Maryland National Bank and State National Bank of which he was the president.

Gerald V. McDonald has been a director of CN Bancorp, Inc. since 2001. He has served as a director of County National Bank since 1997 and presently serves as Chairman of the Board. Mr. McDonald owned and served as the president of Chesapeake Optical Company, a manufacturer of prescription lenses, from 1967 until he sold the company in 2002. He currently has consulting arrangements with the company. Since 1978, Mr. McDonald also has been the president of Ferguson Test Kits, a manufacturer of drug test kits. He is also a general partner of Chesapeake Group Enterprises and Miles Center Associates.

F. Paul Dorr, Jr. has been a director of County National Bank since 1999. Since 1958, Mr. Dorr has owned and served as the president of F.P. Dorr & Sons, Inc., an automotive service company located in Crownsville, Maryland. Mr. Dorr was a director of The Bank of Glen Burnie from 1986 to 1995.

Robert P. Musselman, Sr. has been a director of County National Bank since 1996. Mr. Musselman currently is the president of Musselman's Dodge, Inc. and has served in that capacity for over five years. Mr. Musselman owns a number of businesses in the Anne Arundel County area including Musselman's Dodge, Inc., Robert Musselman's Body Shop, Inc., Modern Builders Plus, Drum Point Associates, Trigroup, LLC and Terrie's Auto Sales. Mr. Musselman was a director of Severn Savings Bank, FSB, from 1986 to 1989.

Dr. Daljit Singh Sawhney has been a director of County National Bank since 1996. Dr. Sawhney currently practices medicine in Glen Burnie, Maryland and is president of Sawhney-Khandelival, P.A. Dr. Sawhney has served in this capacity since 1975. Dr. Sawhney received his medical training at the Amritson Medical College in Punjab, India and served his internship at Harbor Hospital Center in Baltimore. Dr. Sawhney also is executive vice president of Sawhney Neurology, P.A. and president of Crain Towers, Inc., a real estate concern.

LeRoy C. Taylor has been a director of County National Bank since 1996, and has served as chairman of the bank's audit committee since 1996. Since 1975, Mr. Taylor has been a certified public accountant in private practice in Baltimore and Glen Burnie, Maryland. Mr. Taylor is a member of the Maryland Association of Certified Public Accountants and was director of the North Anne Arundel County Chamber of Commerce in 1985.

K. Patricia Wellford has been a director of County National Bank since 1996. Mrs. Wellford was a director of The Bank of Glen Burnie from 1990 to 1995. Mrs. Wellford serves as a director of the Odenton Heritage Society, the Hospice of the Chesapeake, the Odenton Health Association and as an advisory director of the Greater Odenton Improvement Association. From 1994 to 1998, Ms. Wellford served as an administrative aide to a Maryland state delegate. She has been retired since 1998.

Michael T. Storm has been the senior vice president and chief financial officer of County National Bank since 1998 and chief financial officer of CN Bancorp since 2001. Prior to joining County National Bank, he was a self-employed banking consultant during 1997, and he served as the executive vice president and chief financial officer of Annapolis National Bank from 1990-1997.

Michael L. Derr joined County National Bank in May 2001 as a vice president. From 1999 until 2001, he served as senior vice president and chief operating officer of Harbor Capital National Bank in Rockville, Maryland. Prior to joining the organizing efforts of Harbor Capital National Bank, Mr. Derr was president of MLD Consulting, Inc., a bank consulting company, which he founded in 1998. Mr. Derr previously served as assistant vice president and vice president of operations at The Bank of Glen Burnie from 1989 to 1998. From 1972 to 1989, Mr. Derr held various positions, including vice president of operations, at Citizen Savings Bank, FSB.

         The directors of CN Bancorp, Inc. are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. Pursuant to the charter of CN Bancorp, Inc., the term of office of one of the three classes of directors expires each year. The officers of CN Bancorp, Inc. are elected annually by the board of directors following the annual meeting of stockholders and serve for terms of one year or until their successors are duly elected and qualified except where a longer term is expressly provided in an employment contract duly authorized and approved by the board of directors of CN Bancorp, Inc.

         Directors of County National Bank are elected annually by CN Bancorp, Inc., its sole stockholder.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         CN Bancorp, Inc. did not have a class of equity securities registered pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), at any time during the fiscal year ended December 31, 2002. Accordingly, there is no requirement upon CN Bancorp, Inc.'s officers, directors and 10% or greater stockholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         The following table summarizes the compensation paid to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other executive officer whose salary and bonus exceeded $100,000 for the years ended December 31, 2002 and 2001. Compensation is paid by County National Bank, and no additional compensation is paid by CN Bancorp, Inc.

                           Summary Compensation Table
                Name and                          Annual Compensation           Other Annual
           Principal Position           Year      Salary           Bonus      Compensation(1) (2)
           ------------------          -----     -------           -----      -------------------

Jan W. Clark                            2002         $158,493        -                  $19,779
President and CEO,                      2001         $146,259        -                   $8,214
 CN Bancorp, Inc. and
 County National Bank

John G. Warner                          2002         $142,789        -                  $16,635
Executive Vice President,               2001         $139,535        -                   $8,231
 CN Bancorp, Inc.
Executive Vice President and COO,
 County National Bank

Michael T. Storm                        2002         $105,683        -                   $1,586
Chief Financial Officer,                2001          $98,903        -                   $1,060
 CN Bancorp, Inc.
Senior Vice President and CFO
 County National Bank

(1) Amounts include a car allowance and contributions to benefit plans and, for 2002, vested interest in SERP program of $10,234 and $7,544 for Mr. Clark and Mr. Warner, respectively.
(2) CN Bancorp, Inc. does not currently grant equity compensation to its officers, and neither CN Bancorp, Inc. nor County National Bank currently has any long-term incentive plans.

Employment Agreements
---------------------

         Jan W. Clark and John G. Warner each have an employment agreement with County National Bank. Both agreements are dated December 19, 1996. Each agreement was for an initial term of two years, and each agreement automatically renews for additional two year terms provided that neither party to the agreement notifies the other of his or its desire to terminate the agreement at least thirty days prior to the expiration of the then current term. Each agreement provides for an annual salary, subject to annual merit increases, and for an annual bonus if established by the board of directors at its discretion. The agreement terminates upon the employee's death or disability, or for certain events constituting cause as described in the agreement. If County National Bank terminates employment without cause, the employee is entitled to receive his salary and employee benefits for a period of 24 months following the termination, plus any attorney's fees he incurs to enforce his rights under the agreement.

Supplemental Executive Retirement Plan
--------------------------------------

      In June 2002, County National Bank purchased bank owned life insurance, referred to as BOLI, as an investment and as a means of funding retirement benefits for certain key executives. These policies, of which County National Bank is the sole beneficiary, are assets of County National Bank, have been paid for in their entirety and are intended to fund all obligations entered into by County National Bank in connection with the County National Bank Executive Supplemental Retirement Plan (SERP).

      In June 2002, County National Bank adopted the SERP as part of its effort to attract and retain qualified executives. To date, County National Bank has entered into Executive Agreements pursuant to the SERP with Jan W. Clark, John
G. Warner, Michael T. Storm and Michael L. Derr.

      Pursuant to the Executive Agreements, County National Bank has agreed to pay certain benefits to each executive upon their retirement, which is defined in the Executive Agreement as 65 years of age, voluntary resignation, involuntary termination or death. While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive. The pre-retirement account is increased or decreased each year by the "Index Retirement Benefit" for the year until the executive's termination of employment, death or retirement.

      In general, the Executive Agreements define the Index Retirement Benefit as the excess, if any, of earnings on a life insurance policy or policies purchased (or deemed purchased) by County National Bank over County National Bank's cost of funds for purchasing (or its deemed purchase) the policy or policies. Because the initial cash value (or deemed initial cash value) of the life insurance policies differ for the four executives, the amount in each executive's pre-retirement account will similarly differ. The initial cash value is the starting point from which earnings would accrue on the life insurance policies.

      To effectuate the SERP, County National Bank purchased six life insurance policies for an aggregate one time premium of $1,200,000. Two policies, each with a one time premium of $300,000, were purchased on the life of Jan W. Clark; two policies, each with a one time premium of $200,000, were purchased on the life of John G. Warner; and two policies, each with a one time premium of $100,000, were purchased on the life of Michael L. Derr.

      The premiums on the policies purchased on the lives of Mr. Clark and Mr. Warner establish the initial cash value for those officers for purposes of determining their Index Retirement Benefit. The premium on one of the policies purchased on the life of Mr. Derr establishes the initial cash value for Mr. Derr for purposes of determining his Index Retirement Benefit. The premium on the other policy purchased on the life of Mr. Derr establishes the initial cash value for Mr. Storm (or in his case the deemed initial cash value) for purposes of determining his Index Retirement Benefit. County National Bank did not purchase a life insurance policy on Mr. Storm because it was not able to obtain such a policy at an acceptable cost.

      Upon the death of Messrs. Clark, Warner and Derr, County National Bank will receive the death benefit payable under the applicable policies. County National Bank intends to hold the policies until the death of these officers. However, County National Bank may liquidate the policies for their cash surrender value.

      The following table describes the approximate initial cash value allocated to the four executives, and the current death benefit payable to County National Bank upon the death of the four executives as of December 31, 2002:

       Name                     Initial Cash Value          Death Benefit
       ----                     ------------------          --------------
       Jan W. Clark      -            $600,000                $1,012,148
       John G. Warner    -            $400,000                  $784,369
       Michael T. Storm  -            $100,000                       N/A
       Michael L. Derr   -            $100,000                  $506,348


      Pursuant to the Executive Agreements, if the executive is continuously employed from the effective date of the SERP (June 3, 2002) to retirement age, the executive is entitled to receive the balance in his pre-retirement account in 120 equal monthly installments commencing 30 days following retirement. In addition, County National Bank will pay the executive the Index Retirement Benefit for each year (and partial year) subsequent to the executive's retirement until the executive's death.

      If the executive dies while there is a balance in the executive's pre-retirement account, County National Bank will pay the balance in a lump sum to the executive's designated beneficiary.

      If the executive voluntarily resigns or is terminated without cause prior to retirement, and the executive had less than five years of service at the time of termination, the executive has no rights to the balance in his pre-retirement account.

      If the executive voluntarily resigns or is terminated without cause prior to retirement, and the executive had five years of service at the time of termination, the executive is entitled to receive 100% of the balance in his pre-retirement account either over 120 equal payments commencing 30 days after the executive reaches retirement age or as may otherwise be determined by County National Bank's board of directors. From the time of termination of employment to the date the executive reaches retirement age, the balance in the executive's pre-retirement account earns interest at the same interest rate as that paid by County National Bank on its retail statement savings accounts.

      If the executive is terminated for cause (as defined in the Executive Agreement), the executive forfeits all rights under the SERP. If the executive is terminated without cause or voluntarily resigns after a change of control (as described below) of CN Bancorp, Inc. or County National Bank, the executive is entitled to benefits following retirement age as if the executive had been continuously employed from the effective date of the SERP to retirement age, and the executive remains eligible for the death benefits described above.

      In general, the Executive Agreement defines a change of control of CN Bancorp, Inc. or County National Bank as

          o the acquisition by any person, entity or group of beneficial ownership of more than 50% of the outstanding capital stock of CN Bancorp, Inc. or County National Bank entitled to vote for the election of directors ("Voting Stock") (other than in connection with stock offerings by CN Bancorp, Inc.);

          o the commencement by any person, entity or group (other than CN Bancorp, Inc. or County National Bank or their subsidiaries or tax-qualified plans sponsored by them) of a tender offer or exchange offer for more than 50% of the outstanding Voting Stock of CN Bancorp, Inc. or County National Bank;

          o the effective time of (a) a merger or consolidation of CN Bancorp, Inc. or County National Bank with another entity as a result of which the holders of the outstanding Voting Stock of CN Bancorp, Inc. or County National Bank immediately prior to such effective time control less than 60% of the Voting Stock of the surviving or resulting entity or (b) a transfer of substantially all of the property of CN Bancorp, Inc. or County National Bank other than to an entity of which CN Bancorp, Inc. or County National Bank own at least 60% of the Voting Stock;

          o the acquisition of any person, entity or group of the control of the election of a majority of CN Bancorp, Inc. or County National Bank's directors; and

          o at such time that, during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of CN Bancorp, Inc. or County National Bank (the "Continuing Directors") cease, for any reason, to constitute at least two-thirds of the board of directors of CN Bancorp, Inc. or County National Bank, provided that any individual whose election or nomination for election as a member of the board of directors was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director.

      The SERP is unfunded and the rights of the named executives to the benefits under the SERP are that of a general creditor of County National Bank.

Employer Benefit Plans
----------------------

         All directors, officers and employees of County National Bank are eligible to participate in County National Bank's loan program pursuant to which such persons are eligible to receive loans from County National Bank at 100 basis points (one percent) below the prevailing market rate for equivalent loans, subject to satisfaction with County National Bank's underwriting standards for such loans.

         County National Bank currently provides health care benefits, including medical, disability and group life insurance, subject to certain deductibles and copayments, for its full time employees.

         County National Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, County National Bank may make a discretionary matching contribution and/or a discretionary profit sharing contribution to the plan. All such contributions must comply with the federal pension laws non-discrimination requirements and the terms of the plan. In determining whether to make a discretionary contribution, County National Bank's board of directors evaluates County National Bank's current and future prospects and management's desire to reward and retain employees and attract new employees. County National Bank may also make discretionary contributions so as to comply with the federal pension laws.

Director Compensation
---------------------

         CN Bancorp Inc. does not currently pay any fees to its directors.

         County National Bank does not currently pay any fees to inside directors. An inside director is a director who is also an employee of the bank. At the present time there are two inside directors, Jan W. Clark and John G. Warner.

         Outside directors of County National Bank are paid $500 per month for meetings attended. Outside directors who are members of the executive committee of the board of directors receive an additional $100 per month. Outside directors who are members of the loan committee of the board of directors receive an additional $250 per month. Outside directors receive $50 for any other committee meeting attended.

Director Emeritus
-----------------

         Henry L. Hein serves as a director emeritus to CN Bancorp, Inc. and County National Bank. As a director emeritus, Mr. Hein is invited to attend all board meetings and to participate in board discussions, but is not entitled to vote on any matter submitted to a board. Mr. Hein had served on these boards of directors since 1996, and he retired in May 2002. Mr. Hein receives the same fees for attendance at meetings of the board of directors of County National Bank as do outside directors of County National Bank.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the beneficial ownership of CN Bancorp, Inc.'s common stock as of February 28, 2002 by (i) persons believed by CN Bancorp, Inc. to beneficially own more than five percent (5%) of the common stock; (ii) CN Bancorp, Inc.'s directors and executive officers; and (iii) all directors and executive officers of CN Bancorp, Inc. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.



                                                                                     Total Number of
                                                     Warrants to      Warrants to         Shares
                                       Shares of   Purchase Common  Purchase Common    Beneficially    Percentage
Name and Address                         Common     Stock ($10.00)   Stock ($12.00)     Owned (1)          of
of Beneficial Owner(1)                 Stock (1)         (1)              (1)                         Ownership(1)
--------------------------------------------------------------------------------------------------------------------
Louis J. and Mary H. Doetsch              30,000          --              30,000           60,000          6.75%
Henry L. and Caroline Hein(2)             25,000         25,000           25,000           75,000          8.24%
Kenneth W. Musselman                      30,000          --              25,000           55,000          6.22%
Robert P. Musselman, Sr.                  70,000         65,000           70,000          205,000         20.60%
Daljit S. and Pavanjit Sawhney            25,000         50,000           25,000          100,000         10.70%
George W. Stone                           35,000          --              35,000           70,000          7.83%
Jan W. Clark(3)                           10,500         10,500           10,500           31,500          3.58%
John E. DeGrange, Sr.(4)                  20,000         45,000           20,000           85,000          9.19%
Carl L. Hein, Jr.                         25,000         25,000           25,000           75,000          8.24%
Gerald V. and Alberta McDonald            28,500          --              28,500           57,000          6.42%
Creston G. Tate                          100,000        100,000          100,000          300,000         28.30%
John G. Warner(5)                          7,031         12,031            7,031           26,093          2.97%
Directors and Officers as a Group (8
people) (6)                              191,031        192,531          191,031          574,593         46.21%



The total number of shares beneficially owned includes shares of common stock owned by the named persons as of the date of this prospectus and shares of common stock subject warrants held by the named persons that are exercisable as of, or within 60 days of, the date of this prospectus.

The shares of common stock subject to warrants are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

In June 1997, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock at $10.00 per share. The warrants became exercisable in March 1998 and will expire in March 2006.

In January 1999, CN Bancorp, Inc. issued warrants to purchase a total of 860,000 shares of common stock at $12.00 per share. The warrants became exercisable in January 2000 and expire on January 5, 2004.

(1) Unless otherwise indicated, the address of each person listed in the foregoing table is the address of CN Bancorp, Inc.

(2) Includes 100 shares and 200 shares issuable upon exercise of warrants for which Mr. Henry L. Hein has sole investment and voting power.

(3) Mr. Clark has sole investment power with respect to 600 shares and 1,200 shares issuable upon exercise of warrants, and shares investment and voting power with his wife with respect to 9,900 shares and 19,800 shares issuable upon exercise of warrants.

(4) Mr. DeGrange has sole investment and voting power with respect to 8,100 shares and 16,200 shares issuable upon exercise of warrants. He shares investment and voting power with his wife with respect to 1,900 shares and 3,800 shares issuable upon exercise of warrants. Includes 45,000 shares issuable upon exercise of warrants owned by DeGrange Family Partnership, and 10,000 shares and 10,000 shares issuable upon exercise of warrants owned by DeGrange Lumber Company, Inc.

(5) Mr. Warner has sole investment and voting power with respect to 5,031 shares and 15,062 shares issuable upon exercise of warrants. He shares investment and voting power with his mother with respect to 2,000 shares and 4,000 shares issuable upon exercise of warrants.

(6) Total includes Michael T. Storm and Michael L. Derr. Mr. Derr and Mr. Storm do not beneficially own any shares of common stock.


Item 12. Certain Relationships and Related Transactions

Warrants
--------

         On June 16, 1997, CN Bancorp, Inc. issued and sold to Jan W. Clark, a family general partnership controlled by John E. DeGrange, Sr., Carl L. Hein, Henry L. Hein, Robert P. Musselman, Sr., Shirley S. Palmer, Daljit Singh Sawhney, Creston G. Tate, LeRoy C. Taylor, John G. Warner and K. Patricia Wellford, for $0.01 each, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share purchased by such persons in CN Bancorp, Inc.'s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006.

         Each of the named individuals, other than Ms. Palmer, is a current or former director of CN Bancorp, Inc. and/or County National Bank. Ms. Palmer previously was the assistant secretary of CN Bancorp, Inc. and is currently its secretary. Each of the named individuals was an organizer of County National Bank.

         CN Bancorp, Inc. provided each common stockholder of record on December 31, 1998 a dividend consisting of a warrant to acquire additional common stock. The warrants were issued on January 4, 1999. Each share of stock owned entitled the stockholder to a warrant to acquire an additional share of common stock for $12.00 per share. As a result, warrants to purchase a total of 860,000 shares were issued. The warrants may be exercised on or after January 5, 2000 and expire on January 5, 2004.

Lease
-----

         We lease space for our administrative offices and for County National Bank's Glen Burnie branch from a company controlled by Creston G. Tate, a director of CN Bancorp, Inc. and County National Bank. The terms of the lease are described in Item 2 - "Description of Properties". We believe that the lease terms are at least as favorable as those that could be obtained from an unrelated third party.

Banking Transactions
--------------------

         Our directors and officers and the business and professional organizations with which they are associated have and will continue to have banking transactions with County National Bank in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. Loans to directors and officers must comply with County National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from considering any such loan application.


Item 13.  Exhibits and Reports on Form 8-K


         (a) Exhibits and Financial Statements.

  The following financial statements and exhibits are filed with or incorporated by reference into this report.

       1. The consolidated statements of financial condition of CN Bancorp, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of Anderson & Associates, LLP, independent certified public accountants.

       2. Schedules omitted as they are not applicable.

       3. List of Exhibits:

         *3.1     Amended Articles of Incorporation of CN Bancorp, Inc.
         *3.2     Amended and Restated Bylaws of CN Bancorp, Inc.
         *4.1     Rights of Holders of Common Stock (as contained in the
                  Amended Articles of Incorporation included herein as Exhibit
                  3.1)
         *4.2     Form of Common Stock Certificate
         *4.3     Form of Warrant Exercisable for $10.00 per Share
         *4.4     Form of Warrant Exercisable for $12.00 per Share
         *10.1    Employment Agreement between County National Bank and
                  Jan W. Clark dated December 19, 1996
         *10.2    Employment Agreement between County National Bank and John G.
                  Warner dated December 19, 1996
         *10.3    Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Jan W. Clark dated June 18,
                  2002
         *10.4    Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and John G. Warner dated June 18,
                  2002
         *10.5    Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Michael T. Storm dated
                  June 18, 2002
         *10.6    Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Michael L. Derr dated
                  June 18, 2002
         *10.7    Ground Lease Agreement dated July 1, 1996 between Tate Dodge,
                  Inc. and County National Bank
         *10.8    First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County
                  National Bank
         *10.9    Ground Lease Agreement dated September 16, 1996 between Grace
                  Anna Muhl and County National Bank
          10.10   Lease dated January 1, 2003 between Ara A. and Mary Lou
                  Ayanian and County National Bank
           13     2002 Annual Report to Stockholders
          *21.1   Subsidiaries of CN Bancorp, Inc.
           23.1   Consent of Anderson Associates, LLP
           99.1   Certification of Periodic Financial Report pursuant to 18
                  U.S.C.  Section 1350
           99.2   Certification of Periodic Financial Report pursuant to 18
                  U.S.C.  Section 1350

The exhibits which are denominated with an asterisk (*) were previously filed by CN Bancorp, Inc. as a part of, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460.

(b)      Reports of Form 8-K.

 No reports on Form 8-K were required to be filed for the fourth quarter of 2002.


Item 14.  Controls and Procedures

         Within 90 days prior to the date of this report, CN Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of CN Bancorp, Inc.'s disclosure controls and procedures. Based upon that evaluation, CN Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that CN Bancorp, Inc.'s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in CN Bancorp, Inc.'s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, since the Chief Executive Officer's and Chief Financial Officer's most recent review of CN Bancorp, Inc.'s internal controls, there have been no significant changes in CN Bancorp, Inc.'s internal controls or in other factors that could significantly affect those controls.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CN Bancorp, Inc.


Date : March 17, 2003                     By:/s/ Jan W. Clark
                                            ------------------------
                                          Jan W. Clark
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                      Position                               Date
----                      --------                               ----

/s/Jan W. Clark           Chairman of the Board of Directors,    March 17, 2003
---------------           President, Chief Executive Officer,
Jan W. Clark              (Principal Executive Officer)


/s/ Michael T. Storm      Chief Financial Officer (Principal     March 17, 2003
--------------------      Financial and Accounting Officer)
Michael T. Storm

/s/ John E. DeGrange, Sr  Vice Chairman of the                   March 17, 2003
------------------------  Board of Directors
John E. DeGrange, Sr.


/s/ Carl L. Hein, Jr.     Treasurer and Director                 March 17, 2003
----------------------
Carl L. Hein, Jr.


/s/ Creston G. Tate       Director                               March 17, 2003
--------------------
Creston G. Tate


/s/ John G. Warner        Executive Vice President               March 17, 2003
------------------        and Director
John G. Warner


/s/Gerald V. McDonald     Director                               March 17, 2003
---------------------
Gerald V. McDonald

                           CEO CERTIFICATION FOR 2002
                            ANNUAL REPORTS ON 10-KSB

I, Jan W. Clark, certify that:

         1.       I have  reviewed  this  annual  report  on Form  10-KSB  of CN
                  Bancorp, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly/annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                            b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: March  17, 2003        By: /s/ Jan W. Clark
                                        ------------------
                                    Name:    Jan W. Clark
                                    Title:   Chairman of the Board of Directors,
                                    President, Chief Executive Officer

                           CFO CERTIFICATION FOR 2002
                            ANNUAL REPORTS ON 10-KSB

I, Michael T. Storm, certify that:

         1.       I have  reviewed  this  annual  report  on Form  10-KSB  of CN
                  Bancorp,  Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly/annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date:  March 17, 2003         By:  /s/ Michael T. Storm
                                                     --------------------
                                                Name: Michael T. Storm
                                                Title:  Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         Subsequent to the date of this filing, CN Bancorp, Inc. intends to provide proxy materials to its security holders in connection with its annual meeting of security holders. A copy of such proxy materials will be furnished to the Securities and Exchange Commission for its information and CN Bancorp, Inc. understands that such materials will not be considered to be filed or subject to the liabilities of Section 18 of the Exchange Act.

                                  EXHIBIT INDEX

Exhibit
No.               Description of Exhibit
                  ----------------------

*3.1     Amended Articles of Incorporation of CN Bancorp, Inc.
*3.2     Amended and Restated Bylaws of CN Bancorp, Inc.
*4.1 Rights of Holders of Common Stock (as contained in the Amended Articles of Incorporation included herein as Exhibit 3.1)
*4.2     Form of Common Stock Certificate
*4.3     Form of Warrant Exercisable for $10.00 per Share
*4.4     Form of Warrant Exercisable for $12.00 per Share
*10.1 Employment Agreement between County National Bank and Jan W. Clark dated December 19, 1996
*10.2 Employment Agreement between County National Bank and John G. Warner dated December 19, 1996
*10.3 Executive Supplemental Retirement Plan Executive Agreement between County National Bank and Jan W. Clark dated June 18, 2002
*10.4 Executive Supplemental Retirement Plan Executive Agreement between County National Bank and John G. Warner dated June 18, 2002
*10.5 Executive Supplemental Retirement Plan Executive Agreement between County National Bank and Michael T. Storm dated June 18, 2002
*10.6 Executive Supplemental Retirement Plan Executive Agreement between County National Bank and Michael L. Derr dated June 18, 2002
*10.7 Ground Lease Agreement dated July 1, 1996 between Tate Dodge, Inc. and County National Bank
*10.8    First Amendment to Ground Lease Agreement dated July 1, 1997 among
         Tate Dodge, Inc., Tate Properties, L.L.C. and County National Bank
*10.9    Ground Lease Agreement dated September 16, 1996 between Grace Anna
         Muhl and County National Bank
10.10 Lease dated January 1, 2003 between Ara A. and Mary Lou Ayanian and County National Bank
13       2002 Annual Report to Stockholders
*21.1    Subsidiaries of CN Bancorp, Inc.
23.1     Consent of Anderson Associates, LLP
99.1     Certification of Periodic Financial Report pursuant to 18 U.S.C.
         Section 1350
99.2     Certification of Periodic Financial Report pursuant to 18 U.S.C.
         Section 1350




The exhibits which are denominated with an asterisk (*) were previously filed by CN Bancorp, Inc. as a part of, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460.