Form 10QSB
period 2003-03-31
CN BANCORP INC
filed 2003-05-08
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               _________________

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                        Commission File Number 333-100460

                               _________________


                                CN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

            Maryland                                             52-1954386
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                     7401 Ritchie Highway, Glen Burnie 21061
                    (Address of principal executive offices)

                                 (410) 760-7000
                (Issuer's telephone number, including area code)
                                _________________

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) YES _X_ NO __

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         At April 15, 2003, the issuer had 904,297 shares of Common Stock outstanding.
         Transitional Small Business Disclosure Format

                                  YES __ NO _X_




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         CN BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                December 31, 2002 and March 31, 2003 (Unaudited)


                                                                             (Unaudited)
                                                                            March 31,             December
                                                                                                    31,
                                                                              2003                2002
                                                                         ----------------     --------------
       ASSETS

       Cash and due from banks                                                $3,037,389          3,334,970
       Federal funds sold                                                     13,278,904         12,787,499
       Interest bearing deposits                                               1,912,816          1,925,878
       Investment securities - available for sale                              8,049,419          9,089,740
       Investment securities - held to maturity                                9,556,162          7,531,558
       Other securities                                                          511,500            496,200
       Loans receivable, net of allowance for loan losses                     64,141,415         63,367,973
       Accrued interest receivable on loans and securities                       404,178            379,795
       Property, equipment and leasehold improvements, net                     3,294,647          3,364,777
       Income taxes receivable and deferred                                      120,250             94,267
       Cash surrender value of life insurance                                  1,252,363          1,236,561
       Prepaid expenses and other assets                                         341,319            434,591
                                                                         ----------------     --------------
                    Total Assets                                            $105,900,362        104,043,809
                                                                         ================     ==============

       LIABILITIES

       Deposits                                                              $93,400,975         92,960,738
       Securities sold under agreements to repurchase                          1,852,849            987,510
       Note payable                                                                    -            250,000
       Official checks                                                           900,199            609,102
       Dividends payable                                                          26,846             25,800
       Accounts payable and accrued expenses                                     303,972            241,235

                                                                         ----------------     --------------
                    Total Liabilities                                         96,484,841         95,048,585
                                                                         ----------------     --------------


       STOCKHOLDERS' EQUITY
       Preferred stock - $.01 par value; authorized 5,000,000 shares.
           None issued or outstanding                                                  -                  -
       Common stock - $10 par value; authorized 5,000,000 shares.
          Issued and outstanding: 894,877 shares at March 31, 2003
              and 860,000 at December 31, 2002                                 8,948,770          8,600,000
       Additional paid in capital                                               (99,521)           (99,521)
       Retained earnings                                                         525,222            441,150
       Accumulated other comprehensive income:
             Unrealized gains on securities available for sale                    41,050
                                                                                                     53,595
                                                                         ----------------     --------------

                    Total Stockholders' Equity                                 9,415,521          8,995,224
                                                                         ----------------     --------------

                   Total Liabilities and Stockholders' Equity               $105,900,362        104,043,809
                                                                         ================     ==============





                                           CN BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three Months Ended March 31, 2003 and 2002
                                                    (Unaudited)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               ----------------------------
                                                               2003                 2002
                                                          ---------------       --------------
Interest income:
   Interest and fees on loans                                 $1,018,136            1,068,899
   Federal funds sold                                             36,188               38,079
   Certificates of deposit                                         6,019               11,238
   Securities                                                    162,647              159,184
                                                          ---------------       --------------
                                                               1,222,990            1,277,400
                                                          ---------------       --------------
Interest expense:
   Certificates of deposit, $100,000 or more                      76,243               84,493
   Other deposits                                                281,785              333,186
   Note payable                                                    2,563                    -
   Repurchase agreements                                           3,073               10,197
                                                          ---------------       --------------
                                                                 363,664              427,876
                                                          ---------------       --------------

             Net interest income                                 859,326              849,524

Provision for loan losses                                         28,161               33,671
            Net interest income after                     ----------------       --------------
            provision for loan losses                            831,165              815,853
                                                          ---------------       --------------


Other income:
   Fees and service charges from
      depository accounts                                        154,396              149,856
  Gain on sales of available for sale securities                  43,623                    -
  Cash surrender value of life insurance increase                 15,802                    -
  Other income                                                    20,289               30,695
                                                          ---------------       --------------
                                                                 234,110              180,551
                                                          ---------------       --------------
Operating expenses:
   Compensation and related expenses                             468,744              421,701
   Occupancy expense                                              81,276               67,571
   Depreciation and amortization                                  83,255               81,676
   Consulting expense                                             14,598               16,476
   Data processes expense                                         41,776               45,039
   Director fees                                                  19,450               18,350
   Marketing expense                                              18,699               18,847
   Equipment maintenance costs                                    21,885               17,371
   Stationery and office supplies                                 17,452               20,435
   Other operating expenses                                      137,565              121,339
                                                          ---------------       --------------
                                                                 904,700              828,805
                                                          ---------------       --------------
Net income before income taxes                                   160,575              167,599
Income tax expense                                                49,657               56,439
                                                                                --------------
                                                          ---------------
             NET INCOME                                         $110,918              111,160
                                                          ===============       ==============

Basic earnings per share                                            $.13                 $.13
                                                          ===============       ==============
Diluted earnings per share                                          $.10                 $.11
                                                          ===============       ==============





                                                CN BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             For the year ended December 31, 2002 and
                                          Three Months Ended March 31, 2003 (Unaudited)

                                                                                                 Accumulated
                                                             Additional                             Other
                                              Common           Paid in         Retained         Comprehensive
                                              Stock            Capital         Earnings            Income              Total
                                           -------------     ------------    -------------    ------------------    ------------

December 31, 2001                             8,600,000         (99,521)          175,615                 1,228       8,677,322
Comprehensive income:
   Net income in 2002                                                             394,535

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $41,157                                                                   85,465

  Reclassification adjustment for gains
    included in net income, net of
    tax of $14,320                                                                                     (33,098)

        Total comprehensive income                                                                                      446,902


Dividends ($.15 per share)                                                      (129,000)                             (129,000)
                                           -------------     ------------    -------------    ------------------    ------------
December 31, 2002                            $8,600,000         (99,521)          441,150                53,595       8,995,224
                                           -------------     ------------    -------------    ------------------    ------------


Comprehensive income- unaudited:
   Net income March 31, 2003                                                      110,918

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $8,369                                                                    16,246

  Reclassification adjustment for gains
    included in net income, net of
    tax of $14,832                                                                                     (28,791)

           Total comprehensive income                                                                                    98,373


Proceeds from sale of common stock,
    net of offering costs of $156,947           348,770                                                                 348,770

 Dividends ($.03 per share)                                                      (26,846)                              (26,846)

                                           -------------     ------------    -------------    ------------------    ------------
March 31, 2003                               $8,948,770         (99,521)          525,222                41,050       9,415,521
                                           =============     ============    =============    ==================    ============




                                                CN BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the Three Months ended March 31, 2003 and 2002
                                                         (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                        ----------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $110,918               111,160
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                                                    83,255                81,676
  Gain on sales of securities                                                               (43,623)                     -
  Increase in accrued interest receivable                                                   (24,383)              (65,234)
  Deferred income taxes                                                                     (19,520)                11,759
  Provision for loan losses                                                                   28,161                33,671
  Decrease (increase) in other assets                                                         93,272              (63,436)
  Increase in other liabilities                                                               88,537               104,744
  Increase in official checks                                                                291,097                10,952
  Increase in cash surrender value of life insurance                                        (15,802)                     -
  Amortization of premium/discount and other                                                   5,496                     -
                                                                                     ----------------      ----------------
Net cash provided by operating activities                                                    597,408               225,292
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (801,603)           (3,700,026)
Redemption of (investment in) interest bearing deposits                                       13,062               (2,799)
Investment in securities - available for sale                                            (3,005,000)           (3,500,000)
Investment in securities - held to maturity                                              (3,030,938)                     -
Investment in other securities                                                              (15,300)                     -
Principal proceeds from redemption of securities                                           2,038,430               250,013
Proceeds from sales of available for sale securities                                       3,032,344                     -
Purchase of property, equipment and leasehold
  improvements                                                                              (13,125)              (16,657)
                                                                                     ----------------      ----------------
Net cash used by investing activities                                                    (1,782,130)           (6,969,469)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                                         440,237             5,566,946
Net increase in securities sold under agreements to repurchase                               865,339             2,618,256
Note payable repayment                                                                     (250,000)                     -
Sale of common stock, net of offering costs                                                  348,770                     -
Dividends paid                                                                              (25,800)              (25,799)

                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                  1,378,546             8,159,403
                                                                                     ----------------      ----------------














                                        CN BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Three Months ended March 31, 2003 and 2002
                                                 (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------

Net increase in cash                                                                        $193,824             1,415,226
Cash at beginning of period                                                               16,122,469             9,121,761

                                                                                     ----------------      ----------------
Cash at end of period                                                                    $16,316,293            10,536,987
                                                                                     ================      ================


Cash and cash equivalents consist of:
     Cash and due from banks                                                              $3,037,389             2,108,322
     Federal funds sold                                                                   13,278,904             8,428,665
                                                                                     ----------------      ----------------
                                                                                         $16,316,293            10,536,987
                                                                                     ================      ================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements                                         $373,379               431,333
                                                                                     ================      ================

Income taxes paid                                                                            $10,000                 5,000
                                                                                     ================      ================






                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassification that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year's method of presentation

Note B - Business

The Company was incorporated in January, 1996 under the laws of the State of Maryland to serve as a bank holding company and formed County National Bank (the
Bank) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Bank opened on December 19, 1996. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to government supervision, regulations and control.

The Bank's primary business activity is the solicitation and acceptance of deposits from within its market area and the use of such funds in loans and investments. The Bank is subject to competition from other financial institutions and financial service companies.

Note C - Cash and Cash Equivalents

Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks and the Federal Reserve and Federal funds sold.

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2002 and March 31, 2003.

Note E - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Dilutive earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents shares consist of warrants, calculated using the treasury stock method.

                                                                    Three Months Ended March 31:
                                                                    2003                      2002
                                                              -----------------          ---------------

         Weighted average shares outstanding                           864,559                  860,000
         Common stock equivalents                                      254,858                  184,593
         Average common shares and equivalents                       1,119,417                1,044,593
         Net income                                                   $110,918                 $111,160
         Basic earnings per share                                         $.13                     $.13
         Diluted earnings per share                                       $.10                     $.11

Note F - Recent Accounting Pronouncements

         In November, 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This statement did not require any changes in the Company's accounting or reporting practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. should be read in conjunction with CN Bancorp, Inc.'s audited consolidated financial statements, including the related footnotes.

FINANCIAL CONDITION

         CN Bancorp, Inc. continues to experience asset growth since it started operations in December 1996. Assets increased $1,856,553 (1.8%) to $105,900,362 at March 31, 2003 from $104,043,809 at December 31, 2002. Increases in loans and securities comprised the majority of the increase in total assets. The increase in assets was funded by increases in liabilities of $1,436,256 (1.5%) during the first three months of 2003. The increase in liabilities was primarily attributable to the increase in deposits.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $773,442 (1.2%) to $64,141,415 at March 31, 2003 from $63,367,973 at December 31, 2002. This increase was attributable to the increase in commercial real estate loans. Loans receivable, net comprised 60.6% of assets ($105,900,362) at March 31, 2003 and 60.9% of assets
($104,043,809) as of December 31, 2002.

         The allowance for loan losses was $766,500 (1.18% of loans) at March 31, 2003 and $745,000 (1.16% of loans) at December 31, 2002. At March 31, 2003, non-interest accrual loans, all of which are commercial loans, totaled $201,068 (.3% of total loans and .2% of assets) as compared to $275,063 (.4% of total loans and .3% of assets) at December 31, 2002. The allowance for loan losses was 381.3% of non-performing loans at March 31, 2003 (270.1% at December 31, 2002). There were no loans past due ninety days and still accruing interest at March 31, 2003 or December 31, 2002.

         Loans receivable, net is comprised of the following at March 31:

                                                          March 31,       December 31,
                                                      ------------------ ---------------
                                                            2003            2002
                                                      ------------------ ---------------
                 (In thousands)
                 Real estate -construction                   $3,037,410       2,970,087
                 Residential real estate                     17,421,777      17,418,572
                 Commercial real estate                      23,718,274      22,414,036
                 Commercial-other                            16,027,372      16,468,693
                 Installment and other                        4,687,695       4,816,728
                                                      ------------------ ---------------
                                                             64,892,528      64,088,116
                 Unearned loan fees and costs, net               15,387          24,857
                                                      ------------------ ---------------
                                                             64,907,915      64,112,973
                 ALLL                                         (766,500)       (745,000)
                                                      ------------------ ---------------
                                                            $64,141,415      63,367,973
                                                      ================== ===============

         The securities portfolio at March 31, 2003 amounted to $18,117,081, an increase of $999,583, or 5.8% from the amount at December 31, 2002 as funds obtained through deposit increases, and not invested in loans, were invested in securities. Available for sale investment securities decreased to $8,049,419 at March 31, 2003 from $9,089,741 at December 31, 2002. Held to maturity securities increased to $9,556,162 at March 31, 2003 from $7,531,558 at December 31, 2002.
The carrying value of available for sale securities includes net unrealized appreciation of $62,197 at March 31, 2003 (reflected as unrealized appreciation of $41,050 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $81,205 ($53,595 net of taxes) as of December 31, 2002.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $440,237 (0.5%) to $93,400,975 at March 31, 2003 from $92,960,738 at December 31, 2002. Non-interest bearing deposits increased 11.6%, savings deposits increased 5.5%, interest bearing demand deposits decreased 9.7% and certificates of deposit decreased 5.7% during the three months ended March 31, 2003.

         Total stockholders' equity was $9,415,521 at March 31, 2003 representing an increase of $420,297 from December 31, 2002. The increase from December 31, 2002 was attributable to earnings of $110,918, proceeds from the sale of common stock of $348,770, less a decrease in unrealized gains on available for sale investment securities of $12,545 and dividends of $26,846 ($0.03 per share).

         At March 31, 2003, we continued to exceed all regulatory capital requirements to be considered a "well capitalized" financial institution under federal regulations.

RESULTS OF OPERATIONS

Net income

         Net income for the three months ended March 31, 2003 was $110,918 or $.13 per share ($.10 per share fully diluted), a decrease of $242, or 0.2%, from $111,160 or $.13 per share ($.11 per share fully diluted) during the three months ended March 31, 2002. CN Bancorp, Inc.'s return on average equity, annualized, was 4.96% and 5.16% for the three months ended March 31, 2003 and 2002, respectively. The return on average assets, annualized, was .44% and .48% for the three months ended March 31, 2003 and 2002, respectively. Net income for the three months ended March 31, 2003 declined slightly from net income for the three months ended March 31, 2002 because increases in net interest income and non-interest income were less than the increase in operating expenses. Net interest income was adversely effected by a decline in the net interest yield and net interest margin.

Net Interest Income and Net Interest Margin

         Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities. CN Bancorp, Inc.'s principal interest earning assets are loans to businesses and individuals. Interest-bearing liabilities consist primarily of savings accounts, money market accounts and certificates of deposit. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of earning assets.

         Total interest income decreased by $54,410 or 4.3% to $1,222,990 for the three months ended March 31, 2003 as compared to the first three months of 2002. This decrease was primarily attributable to reduced market interest rate levels. The effect on interest income of decreasing interest rates was somewhat offset by increases in interest earning assets during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Average interest earning assets increased by approximately $10,293,000 to $95,390,000 in the first three months of 2003 as compared to $85,097,000 in the first three months of 2002 and the yield on the interest earning assets declined to 5.20% in the first three months of 2003 from 6.09% in the first three months of 2002.

         Interest expense decreased by $64,212 or 15.0% to $363,664 for the three months ended March 31, 2003 as compared to $427,876 during the first three months of 2002. This decrease was primarily attributable to reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by expenses resulting from an increase in average interest bearing liabilities during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Average interest bearing liabilities increased by approximately $7,731,000 to $71,639,000 in the three months ended March 31, 2003 as compared to $63,908,000 in the three months ended March 31, 2002 and the cost of the interest bearing funds declined to 2.06% in the first three months of 2003 from 2.71% in the first three months of 2002.

         Net interest income increased by $9,802 or 1.2% during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Net interest income increased because the net interest income on the growth of interest earning assets and interest bearing liabilities exceeded the effect of the declines in market interest rates. The net interest spread was 3.14% and 3.38% in the three months ended March 31, 2003 and March 31, 2002, respectively. The net interest margin was 3.65% and 4.05% in the three months ended March 31, 2003 and March 31, 2002, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the three month ended March 31, 2003 and 2002:

                         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

                                                              Three Months Ended March 31,
(in thousands)                                             2003                          2002
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Assets:
Interest-Earning Assets:
  Federal funds sold                            $12,129        $36   1.20%      $8,885      $ 38    1.73%
  Interest bearing deposits                       1,925          6   1.26%       2,918        11    1.53%
  Investment securities                          18,594        163   3.56%      12,646       159    5.10%

  Loans receivable                               63,498      1,018   6.50%      61,433     1,069    7.06%
     Allowance for loan losses                    (756)          -       -       (785)         -        -
                                             ------------------------------ ------------------------------
                                                 62,742      1,018   6.58%      60,648     1,069    7.15%
                                             ------------------------------ ------------------------------
     Total Interest Earning Assets               95,390      1,223   5.20%      85,097     1,277    6.09%
                                             ------------------------------ ------------------------------
Non-interest Earning Assets                       8,359                          7,390
                                             -----------                    -----------
          Total Assets                         $103,749                        $92,487
                                             ===========                    ===========
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
  Interest bearing demand deposits              $12,834        $19   0.60%     $10,980      $ 25    0.92%
  Savings accounts                               22,759         59   1.05%      19,049        74    1.58%
  Time deposits                                  34,135        280   3.33%      30,569       318    4.22%
  Note payable                                      250          3   4.87%           -         -        -
  Securities sold under agreements
    to repurchase                                 1,661          3    .73%      3,310        10     1.23%
                                             ------------------------------ ------------------------------
     Total Interest Bearing Liabilities           71,639       364   2.06%     63,908       427    2.71%
                                             ------------------------------ ------------------------------
Non-interest Bearing Liabilities:
  Demand deposits
                                                 22,942                         19,734
  Other                                             250                            231
                                             -----------                    -----------
         Total Liabilities                       94,831                         83,873
Stockholders' Equity                              8,918                          8,614
                                             -----------                    -----------
         Total Liabilities and Equity          $103,749                        $92,487
                                             ===========                    ===========
                                                        -----------                    ----------
Net Interest Income                                           $859                          $850
                                                        ===========                    ==========

Net Interest Spread                                                  3.14%                          3.38%
Net Interest Margin                                                  3.65%                          4.05%
Ratio of Interest-Earning Assets
  to Interest-Bearing Liabilities               133.15%                        133.16%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.



Provision for Loan Losses

         The provision for loan losses represents the amount charged against earnings and is determined based upon several factors including: a continuous review of delinquency rates; delinquent, classified and nonaccrual loans, large loans and overall portfolio quality; regular examination and review of the portfolio by regulatory authorities and third party loan review firms; analytical review of loan charge off experience; historical experience; concentrations of risk, if any; and management's judgment relative to economic conditions and the nature of the portfolio. Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The provision for loan losses and the allowance for loan losses are based on management's ongoing assessment of CN Bancorp, Inc.'s credit exposure and consideration of certain other relevant factors.

         The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon peer group loss ratios adjusted for the effect of current economic conditions (currently weakened), any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes, secured versus unsecured nature of loan category and adjustments to the peer group losses based upon local considerations. In particular, peer group loss ratios are modified to recognize that CN Bancorp, Inc.'s loans are primarily to small and medium size businesses which do not necessarily have the resources to timely adjust to changes in economic conditions. CN Bancorp, Inc. uses peer group loss ratios because its loan portfolio has not been tested during all economic business cycles since it has only been operating since December 1996. CN Bancorp, Inc.'s actual losses have been lower than those of its peer group.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating upon inception based upon risk rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting standard deviations and loan concentrations are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates as we have limited historical loss data because of the relative short period of time that we have been operating. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it falls in, and is reasonably situated within, the range. In addition, on at least a quarterly basis, we compare our allowance for loan losses (as a percent of loans) to peer group levels to ascertain the reasonableness of our estimates.

         The provision for loan losses was $28,161 during the three months ended March 31, 2003 as compared to $33,671 for the three months ended March 31, 2002. The provision for loan losses did not increase as the loans increased primarily because the majority of the loan increase was in real estate secured loans which have low loss estimates.

         The allowance for loan losses represents 1.18% and 1.16% of loans receivable at March 31, 2003 and December 31, 2002, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.'s loan loss experience for the three months ended March 31, 2003 and March 31, 2002 as well as certain ratios related to net charge-offs and the allowance for loan losses
(ALL) as a percent of the total loan portfolio.

                         Three Months Ended Three Months
                                                                              Ended
                                                  March 31, 2003          March 31, 2002
                                               ---------------------  -----------------------
(in thousands)
Loans receivable before ALL                                                          $64,098
                                                            $64,908
                                               =====================  =======================
Average loan balances                                       $63,498                  $61,433
                                               =====================  =======================
Allowance for loan losses:
Beginning balance                                           $   745                  $   781

   Charge-offs:
      Commercial loans                                            -                     (85)
      Consumer loans                                            (6)                        -
   Recoveries                                                     -                        -
   Provision for loan losses                                     28                       34
                                               ---------------------  -----------------------
Ending balance                                                 $767                     $730
                                               =====================  =======================
Ratios:
Net charge-offs to average loans                              0.01%                    0.14%
Net charge-offs to provision for loan losses                 21.43%                  250.00%
Allowance for loan losses to loans receivable                 1.18%                    1.14%

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $53,559 or 29.7%, to $234,110 for the three months ended March 31, 2003 as compared to $180,551 for the three months ended March 31, 2002. This increase was primarily attributable to gains on sales of securities of $43,623 in the three months ended March 31, 2003 (none in 2002). Also, contributing to the increase in non-interest income was the increase in cash surrender value of owned life insurance policies of $15,802.

Non-interest Expense

         Non-interest expense was $904,700 during the three months ended March 31, 2003 representing an increase of $75,895 or 9.2%, as compared to $828,805 during the three months ended March 31, 2002. Compensation and benefits increased $47,043 (11.2%) because of normal salary increases, an increase in the number of employees necessary to manage the increased lending and depository activities of the institution as well as increases in benefit expenses resulting from additional benefits. Occupancy expenses increased $13,705 (20.3%) primarily from increased maintenance and repair expenses and utility costs. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $49,657 (30.9% of pre-tax net income) for the three months ended March 31, 2003 as compared to $56,439 (33.7% of pre-tax net income) for the three months ended March 31, 2002. The decrease in the effective tax rate in the three months ended March 31, 2003 versus the three months ended March 31, 2002 reflects higher levels of tax exempt interest income for state tax purposes and tax exempt income during the first quarter of 2003 (none in the first quarter of 2002) from bank owned life insurance contracts.

LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund fluctuations in the balance sheet and provide funds for growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $16,316,293 at March 31, 2003 compared to $16,122,469 at December 31, 2002. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2003, available for sale debt securities totaled $8,049,419 as compared to $9,089,740 at December 31, 2002.

         Liability liquidity sources include attracting deposits at competitive rates. In addition, CN Bancorp, Inc. has established a two million dollar line of credit with a correspondent commercial bank as a reliable source for short-term funds. Borrowing under this line would be collateralized by securities in the investment portfolio. CN Bancorp, Inc. has never borrowed funds under this facility.

         CN Bancorp, Inc. has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in CN Bancorp, Inc.'s inability to meet anticipated or unexpected liquidity needs.

         CN Bancorp, Inc. is a single bank holding company with no current business operations other than managing its investment in County National Bank and holding cash. CN Bancorp, Inc. pays its expenses from its own cash and from dividends from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at March 31, 2003 total $2,094,270 ($1,998,657 at December 31, 2002).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $8,869,315 at March 31, 2003 ($8,280,085 at December 31, 2002). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2002 were as follows:

                              Year Ending
                             December 31,
                          ----------------
                                 2003                           $145,875
                                 2004                            151,776
                                 2005                            151,776
                                 2006                             69,040

CAPITAL ADEQUACY

         Risk-based capital provides the basis for which all banks are evaluated by regulators in terms of capital adequacy by assigning varying risk weights to the individual assets held by a bank. Weights are also assigned to the "credit-equivalent" amounts of certain off-balance sheet items. Under applicable regulations, banks are rated as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" based upon its capital levels. Banks that are classified as "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" are subject to increased regulatory oversight. The table below provides a comparison of CN Bancorp, Inc.'s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the indicated periods.


                                                                                 Minimum Ratios
                                                                   -------------------------------------------

                                 March 31,         December 31,      To be "Adequately         To be "Well
                                    2003               2002             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------
         Total capital             13.8%              13.9%                 8.0%                  10.0%
         Tier I                    12.7%              12.8%                 4.0%                  6.0%
         Leverage Total             8.5%               8.4%                 4.0%                  5.0%

         At March 31, 2003 and December 31, 2002, CN Bancorp, Inc. exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

EFFECTS OF INFLATION

         CN Bancorp, Inc.'s asset and liability structure is primarily monetary in nature. As such, asset and liability values tend to move in concert with inflation. Changes in interest rates may have a more significant impact on financial performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as prices of other goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. CN Bancorp, Inc. strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

CRITICAL ACCOUNTING POLICIES

         CN Bancorp, Inc.'s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

         The most significant accounting policies followed by CN Bancorp, Inc. are presented in Note 1 to the annual audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

         CN Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. CN Bancorp, Inc.'s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.


                Information Regarding Forward-Looking Statements

         CN Bancorp, Inc. may from time to time make written or oral "forward-looking statements", including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits thereto), which are made in good faith by CN Bancorp, Inc. pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. Words such as "believe," "expect," "anticipate," "intend," "seek," "could," "will," "predict," "potential," "continue," "may," "plans," "estimates" and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

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


Item 3. Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds


         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was January 24, 2003. The Commission file number assigned to the registration statement was 333-100460.

                  (2) The offering commenced on January 25, 2003.

                  (3) As of the date of this filing, the offering has not terminated.

                  (4) (i) As of the date of this filing, the offering has not terminated.

                           (ii) The offering is not being underwritten.

                           (iii) CN Bancorp, Inc.'s Common Stock, $10.00 par value per share, was registered in the offering.

                           (iv) CN Bancorp, Inc. registered 344,828 shares of Common Stock in the offering, with an aggregate price of $5,000,006. As of March 31, 2003, CN Bancorp, Inc. had sold 34,877 shares, with aggregate proceeds of $505,716.

                           (v) CN Bancorp, Inc. has incurred the following expenses in connection with the issuance and distribution of its Common Stock as of March 31, 2003:

                                    Underwriting discounts and commissions:             N/A
                                    Finders' fees:                                      N/A
                                    Expenses paid to or for underwriters:               N/A
                                    Other expenses:                                     $330,211
                                                                                        --------

                                    Total expenses:                                     $330,211
                                                                                        --------


                           As of March 31, 2003, the Company had paid $317,311 of such expenses, none of which was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of CN Bancorp, Inc., or to any affiliate of CN Bancorp, Inc.

                           (vi) CN Bancorp, Inc. has net offering proceeds of $175,505 after giving effect to the expenses described in paragraph (d)(4)(v) above as of March 31, 2003. However, the offering is ongoing and, accordingly, CN Bancorp, Inc. may receive additional offering proceeds.

                           (vii) From the effective date of the registration statement to March 31, 2003, CN Bancorp, Inc. used the net offering proceeds for working capital.

                           (viii) The use of proceeds in (d)(4)(vii) above does not represent a material change in the use of proceeds described in the prospectus for the offering.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports of Form 8-K.

          No reports on Form 8-K were required to be filed for the first quarter of 2003.





                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CN Bancorp, Inc.


                Date : May 6 , 2003             By:     /s/ Jan W. Clark
                                                       -----------------------
                                                  Jan W. Clark
                                                  President and Chief Executive
                                                  Officer


                Date : May 6 , 2003             By:     /s/ Michael T. Storm
                                                       ---------------------
                                                  Michael T. Storm
                                                  Chief Financial Officer

                                CEO CERTIFICATION
                           MARCH 31, 2003 FORM 10-QSB

I, Jan W. Clark, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of CN Bancorp, Inc.;
          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: May 6, 2003           By:      /s/ Jan W. Clark
                                          ----------------
                                          Name:  Jan W. Clark
                                          Title:   Chairman of the Board of
                                          Directors, President, Chief Executive
                                          Officer

                                CFO CERTIFICATION
                           MARCH 31, 2003 FORM 10-QSB

I, Michael T. Storm, certify that:

          1. I have reviewed this quarterly report on Form 10-KSB of CN Bancorp, Inc.;
          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             Date:  May 6, 2003              By:  /s/ Michael T. Storm
                                                  --------------------
                                             Name: Michael T. Storm
                                             Title:  Chief Financial Officer