Form 10QSB
period 2003-06-30
CN BANCORP INC
filed 2003-08-07
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
                        Commission File Number 333-100460

                             ---------------------

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

                             ---------------------

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

         At July 25, 2003, the issuer had 998,315 shares of Common Stock outstanding.
         Transitional Small Business Disclosure Format

                                  YES __ NO _X_



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2003 and December 31, 2002


                                                                           (Unaudited)
                                                                            June 30,           December 31,
                                                                              2003                 2002
                                                                         ----------------     --------------
       ASSETS

       Cash and due from banks                                                $2,784,848          3,334,970
       Federal funds sold                                                      8,792,171         12,787,499
       Interest bearing deposits                                               2,848,484          1,925,878
       Investment securities - available for sale                             15,935,974          9,089,740
       Investment securities - held to maturity                                9,522,796          7,531,558
       Other securities                                                          611,500            496,200
       Loans receivable, net of allowance for loan losses                     64,069,622         63,367,973
       Accrued interest receivable on loans and securities                       393,336            379,795
       Property, equipment and leasehold improvements, net                     3,376,738          3,364,777
       Income taxes receivable and deferred                                      101,261             94,267
       Cash surrender value of life insurance                                  1,267,217          1,236,561
       Prepaid expenses and other assets                                         168,379            434,591
                                                                         ----------------     --------------
                    Total Assets                                            $109,872,326        104,043,809
                                                                         ================     ==============

       LIABILITIES

       Deposits                                                              $94,367,871         92,960,738
       Securities sold under agreements to repurchase                          3,250,564            987,510
       Note payable                                                                    -            250,000
       Official checks                                                         1,145,594            609,102
       Dividends payable                                                          29,949             25,800
       Accounts payable and accrued expenses                                     247,627            215,435
                                                                         ----------------     --------------
                    Total Liabilities                                         99,041,605         95,048,585
                                                                         ----------------     --------------


       STOCKHOLDERS' EQUITY
       Preferred stock - $.01 par value; authorized 5,000,000 shares.
           None issued or outstanding                                                  -                  -
       Common stock - $10 par value; authorized 5,000,000 shares.
          Issued and outstanding: 998,315 shares at June 30, 2003
              and 860,000 at December 31, 2002                                 9,983,150          8,600,000
       Additional paid in capital                                                172,871           (99,521)
       Retained earnings                                                         603,505            441,150
       Accumulated other comprehensive income:
             Unrealized gains on securities available for sale                    71,195             53,595
                                                                         ----------------     --------------

                    Total Stockholders' Equity                                10,830,721          8,995,224
                                                                         ----------------     --------------

                   Total Liabilities and Stockholders' Equity               $109,872,326        104,043,809
                                                                         ================     ==============







                                                           CN BANCORP, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         For the Six and Three Months ended June 30, 2003 and 2002 (Unaudited)


                                                       Six Months Ended                        Three Months Ended
                                                           June 30,                                 June 30,
                                                    2003               2002                2003                  2002
                                               ---------------    ---------------    -----------------     -----------------
Interest income:
   Interest and fees on loans                      $2,049,464          2,147,862            1,031,328             1,078,963
   Federal funds sold                                  75,628             84,725               39,440                46,646
   Interest bearing deposits                           13,162             22,541                7,143                11,303
   Securities                                         329,449            332,000              166,802               172,816
                                               ---------------    ---------------    -----------------     -----------------
                                                    2,467,703          2,587,128            1,244,713             1,309,728
                                               ---------------    ---------------    -----------------     -----------------
Interest expense:
   Certificates of deposit, $100,000 or more          148,064            176,010               71,821                91,517
   Other deposits                                     531,518            654,521              249,733               321,335
   Note payable                                         2,563                  -                    -                     -
   Repurchase agreements                                8,155             19,968                5,082                 9,771
                                               ---------------    ---------------    -----------------     -----------------
                                                      690,300            850,499              326,636               422,623
                                               ---------------    ---------------    -----------------     -----------------

             Net interest income                    1,777,403          1,736,629              918,077               887,105

Provision for loan losses                              61,537             65,594               33,376                31,923
            Net interest income after
                                               ---------------    ---------------    -----------------     -----------------
              provision for loan losses             1,715,866          1,671,035              884,701               855,182
                                               ---------------    ---------------    -----------------     -----------------

Other income:
   Fees and service charges from
      depository accounts                             336,594            299,044              182,198               149,188
   Gain on sale of securities                          43,623                  -                    -                     -
   Cash surrender value of life
       insurance increase                              30,656              5,223               14,854                 5,223
   Other income                                        40,875             57,975               20,586                27,280
                                               ---------------    ---------------    -----------------     -----------------
                                                      451,748            362,242              217,638               181,691
                                               ---------------    ---------------    -----------------     -----------------
Operating expenses:
   Compensation and related expenses                  956,479            861,775              487,735               440,074
   Occupancy expense                                  158,713            138,835               77,437                71,264
   Depreciation and amortization                      166,637            163,435               83,382                81,759
   Consulting expense                                  41,680             33,345               27,082                16,869
   Data processes expense                              83,691             88,630               41,915                43,591
   Director fees                                       38,650             37,050               19,200                18,700
   Marketing expense                                   36,918             28,951               18,219                10,104
   Equipment maintenance costs                         44,990             37,032               23,105                19,661
   Stationery and office supplies                      38,400             43,406               20,948                22,971
   Other operating expenses                           286,307            253,144              148,742               131,805
                                               ---------------    ---------------    -----------------     -----------------
                                                    1,852,465          1,685,603              947,765               856,798
                                               ---------------    ---------------    -----------------     -----------------
Net income before income taxes                        315,149            347,674              154,574               180,075
Income tax expense (Note 10)                           95,999            120,065               46,342                63,626
                                               ---------------    ---------------    -----------------     -----------------
NET INCOME                                           $219,150            227,609              108,232               116,449
                                               ===============    ===============    =================     =================

Basic earnings per share                                 $.24               $.26                $ .12                 $ .14
                                               ===============    ===============    =================     =================
Diluted earnings per share                               $.19               $.21                 $.09                  $.11
                                               ===============    ===============    =================     =================




                                                              CN BANCORP, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the Six Months ended June 30, 2003 and 2002 (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                              Additional                             Other
                                              Common            Paid in         Retained         Comprehensive
                                              Stock             Capital         Earnings             Income              Total

December 31, 2001                            $8,600,000         (99,521)          175,615                1,228         8,677,322
-----------------
Comprehensive income:
   Net income                                                                     227,609

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $24,324                                                                  38,659

        Total comprehensive income                                                                                       266,268

Dividends ($.06 per share)                                                       (51,599)                               (51,599)

                                           -------------     ------------    -------------    -----------------     -------------
June 30, 2002                                $8,600,000         (99,521)          351,625               39,887         8,891,991
                                           =============     ============    =============    =================     =============



December 31, 2002                            $8,600,000         (99,521)          441,150               53,595         8,995,224
-----------------
Comprehensive income:
   Net income                                                                     219,150

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $23,898                                                                  46,391

   Reclassification adjustment for gains
     included in net income, net of
     tax of $14,832                                                                                   (28,791)

           Total comprehensive income                                                                                    236,750

Proceeds from sale of common stock,
    net of offering costs of $350,025         1,383,150          272,392                                               1,655,542

Dividends ($.06 per share)                                                       (56,795)                               (56,795)

                                           -------------     ------------    -------------    -----------------     -------------
June 30, 2003                                $9,983,150          172,871          603,505               71,195        10,830,721
                                           =============     ============    =============    =================     =============









                                                     CN BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Six Months ended June 30, 2003 and 2002
                                                               (Unaudited)

                                                                                           For the Six Months Ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $219,150               227,609
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                                                   166,637               163,435
  Gain on sales of securities                                                               (43,623)                     -
  Increase in accrued interest receivable                                                   (13,541)              (15,228)
  Deferred income taxes                                                                     (16,060)                10,418
  Provision for loan losses                                                                   61,537                65,594
  Decrease (increase) in other assets                                                        266,212              (63,898)
  Increase in other liabilities                                                               32,192               139,804
  Increase in official checks                                                                536,492               362,238
  Increase in cash surrender value of life insurance                                        (30,656)               (5,223)
  Amortization of premium/discount and other                                                  16,913                   122
                                                                                     ----------------      ----------------
Net cash provided by operating activities                                                  1,195,253               884,871
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                      (763,186)           (3,294,363)
Investment in interest bearing deposits                                                    (922,606)               (5,357)
Investment in securities - available for sale                                           (13,005,731)          (12,505,316)
Investment in securities - held to maturity                                              (4,048,127)           (1,500,000)
Investment in other securities                                                             (115,300)                     -
Principal proceeds from redemption of securities                                           5,237,418             6,250,000
Proceeds from sales of available for sale securities                                       3,032,344                     -
Investment in life insurance policies                                                              -           (1,200,000)
Purchase of property, equipment and leasehold
  improvements                                                                             (178,598)              (91,821)
                                                                                     ----------------      ----------------
Net cash used by investing activities                                                   (10,763,786)          (12,346,857)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                                       1,407,133            11,751,241
Net increase in securities sold under agreements to repurchase                             2,263,054             1,527,601
Note payable repayment                                                                     (250,000)                     -
Sale of common stock, net of offering costs                                                1,655,542                     -
Dividends paid                                                                              (52,646)              (51,599)

                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                  5,023,083            13,227,243
                                                                                     ----------------      ----------------








                                        CN BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Six Months ended June 30, 2003 and 2002
                                                  (Unaudited)

                                                                                           For the Six Months Ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------

Net increase in cash                                                                    $(4,545,450)             1,765,257
Cash at beginning of period                                                               16,122,469             9,121,761

                                                                                     ----------------      ----------------
Cash at end of period                                                                    $11,577,019            10,887,018
                                                                                     ================      ================


Cash and cash equivalents consist of:
     Cash and due from banks                                                              $2,784,848             2,242,078
     Federal funds sold                                                                    8,792,171             8,644,940
                                                                                     ----------------      ----------------
                                                                                         $11,577,019            10,887,018
                                                                                     ================      ================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements                                         $707,504               855,861
                                                                                     ================      ================

Income taxes paid                                                                           $120,500               110,000
                                                                                     ================      ================





                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year's method of presentation.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2002 and June 30, 2003.

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

                                                   Six Months Ended                  Three Months
                                                       June 30:                     Ended June 30:
                                                  2003           2002            2003            2002
                                               -----------    ------------    ------------    ------------

  Weighted average shares outstanding             898,348         860,000         932,150         860,000
  Common stock equivalents                        254,858         230,019         254,858         230,019
  Average common shares and equivalents         1,153,206       1,090,019       1,187,008       1,090,019
  Net income                                     $219,150        $227,609        $108,232        $116,449
  Basic earnings per share                           $.24            $.26            $.12            $.14
  Diluted earnings per share                         $.19            $.21            $.09            $.11


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

FORWARD LOOKING STATEMENTS

         The Company makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

FINANCIAL CONDITION

         CN Bancorp, Inc. has continued to experience asset growth since it started operations in December 1996. Assets increased $5,828,517 (5.6%) to $109,872,326 at June 30, 2003 from $104,043,809 at December 31, 2002. Increases in loans and securities comprised the majority of the increase in total assets. The increase in assets was funded by increases in liabilities of $3,993,020 (4.2%) during the first six months of 2003. The increase in liabilities was attributable to the increases in deposits and securities sold under agreements to repurchase.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $701,649 (1.1%) to $64,069,622 at June 30, 2003 from $63,367,973 at December 31, 2002. This increase was primarily attributable to the increase in commercial real estate loans. Loans receivable, net comprised 58.3% of assets ($109,872,326) at June 30, 2003 and 60.9% of assets ($104,043,809) as of December 31, 2002.

         The allowance for loan losses was $742,500 (1.15% of loans) at June 30, 2003 and $745,000 (1.16% of loans) at December 31, 2002. At June 30, 2003, one commercial loan in the amount of $147,500 was in non-interest accrual status (.2% of total loans and .1% of assets) as compared to $275,063 (.4% of total loans and .3% of assets) in commercial non-accrual loans at December 31, 2002. The allowance for loan losses was 503.4% of non-performing loans at June 30, 2003 (270.8% at December 31, 2002). There was one residential real estate loan in the amount of $172,013 past due over ninety days and still accruing interest at June 30, 2003, none at December 31, 2002.


         Loans receivable, net is comprised of the following:
                                                            June 30,         December 31,
                                                              2003             2002
                                                      ------------------- ---------------
                 (In thousands)
                 Real estate -construction                   $2,883,938       2,970,087
                 Residential real estate                     17,606,630      17,418,572
                 Commercial real estate                      23,887,965      22,414,036
                 Commercial-other                            16,135,341      16,468,693
                 Installment and other                        4,294,022       4,816,728
                                                      ------------------- ---------------
                                                             64,807,896      64,088,116
                 Unearned loan fees and costs, net                4,226          24,857
                                                      ------------------- ---------------
                                                             64,812,122      64,112,973
                 ALL                                          (742,500)       (745,000)
                                                      ------------------- ---------------
                                                            $64,069,622      63,367,973
                                                      =================== ===============

         In June 2003, CN Bancorp, Inc. sold a participation in a commercial loan to a director under the same terms and conditions as sales of loan participations to unrelated third parties. The participation in the amount of $844,600 was sold to enable County National Bank to accommodate a customer's request for a loan greater the regulatory limits. With the sale of the non-recourse participation, thus reducing the loan amount for the Bank, regulatory limits were meet.

         The securities portfolio at June 30, 2003 amounted to $26,070,270, an increase of $8,952,772, or 52.3% from the amount at December 31, 2002 as funds obtained through deposit increases, and not invested in loans, were invested in securities. Available for sale investment securities increased to $15,935,974 at June 30, 2003 from $9,089,740 at December 31, 2002. Held to maturity securities increased to $9,522,796 at June 30, 2003 from $7,531,558 at December 31, 2002.
The carrying value of available for sale securities includes net unrealized appreciation of $107,871 at June 30, 2003 (reflected as unrealized appreciation of $71,195 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $81,205 ($53,595 net of taxes) as of December 31, 2002.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $1,407,133 (1.5%) to $94,367,871 at June 30, 2003 from $92,960,738 at December 31, 2002. Non-interest bearing deposits increased 16.6%, savings deposits increased 1.0%, interest bearing demand deposits increased 31.6% and certificates of deposit decreased 12.3% during the six months ended June 30, 2003.

         Total stockholders' equity was $10,830,721 at June 30, 2003 representing an increase of $1,835,497 from December 31, 2002. The increase from December 31, 2002 was attributable to earnings of $219,150, net proceeds from the sale of common stock of $1,655,542, an increase in unrealized gains on available for sale investment securities of $17,600 less dividends of $56,795 ($0.06 per share).

         County National Bank (Bank) started construction of a new branch office located in Millersville, Maryland during May 2003. The Bank will lease the land on which it will build the branch from an entity controlled by Creston Tate, a member of the Board of Directors. General terms for the lease have been agreed upon but the final lease has not yet been executed. The Bank paid $5,000 in rent through June 30, 2003 for the site.

         At June 30, 2003, we continued to exceed all regulatory capital requirements to be considered a "well capitalized" financial institution under federal regulations.

RESULTS OF OPERATIONS

Six Months ended June 30, 2003 and 2002
---------------------------------------

Net income

         Net income for the six months ended June 30, 2003 was $219,150 or $.24 per share ($.19 per share diluted), a decrease of $8,459, or 3.7%, from $227,609 or $.26 per share ($.21 per share diluted) during the six months ended June 30, 2002. CN Bancorp, Inc.'s return on average equity, annualized, was 4.6% and 5.1% for the six months ended June 30, 2003 and 2002, respectively. The return on average assets, annualized, was .41% and .47% for the six months ended June 30, 2003 and 2002, respectively. Net income for the six months ended June 30, 2003 declined slightly from net income for the six months ended June 30, 2002 because increases in net interest income and non-interest income were less than the increase in operating expenses. Net interest income was adversely affected by a decline in the net interest yield and net interest margin. 2003 operating expenses include additional cost (approximately $25,000) incurred to file reports to, and comply with requirements of, the Securities and Exchange Commission.

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

         Total interest income decreased by $119,425 or 4.6% to $2,467,703 for the six months ended June 30, 2003 as compared to the first six months of 2002. This decrease was primarily attributable to reduced market interest rate levels. The effect on interest income of decreasing interest rates was somewhat offset by increases in interest earning assets during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average interest earning assets increased by approximately $9,564,000 to $97,693,000 in the first six months of 2003 as compared to $88,129,000 in the first six months of 2002 and the yield on the interest earning assets declined to 5.05% in the first six months of 2003 from 5.87% in the first six months of 2002.

         Interest expense decreased by $160,199 or 18.8% to $690,300 for the six months ended June 30, 2003 as compared to $850,499 during the first six months of 2002. This decrease was primarily attributable to reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by expenses resulting from an increase in average interest bearing liabilities during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average interest bearing liabilities increased by approximately $5,946,000 to $71,864,000 in the six months ended June 30, 2003 as compared to $65,918,000 in the six months ended June 30, 2002 and the cost of the interest bearing funds declined to 1.92% in the first six months of 2003 from 2.58% in the first six months of 2002.

         Net interest income increased by $40,774 or 2.4% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Net interest income increased because the net interest income on the growth of interest earning assets and interest bearing liabilities exceeded the effect of the declines in market interest rates. The net interest spread was 3.13% and 3.29% in the six months ended June 30, 2003 and June 30, 2002, respectively. The net interest margin was 3.64% and 3.94% in the six months ended June 30, 2003 and June 30, 2002, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the six months ended June 30, 2003 and 2002:


                                        AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
                                                               Six Months Ended June 30,
(in thousands)                                             2003                          2002
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------

Assets:
Interest Earning Assets:
  Federal funds sold                            $12,664        $76   1.20%     $9,894      $ 85    1.72%
  Interest bearing deposits                       2,013         13   1.29%      2,920        23    1.58%
  Investment securities                          19,980        329   3.29%     13,901       332    4.78%

  Loans receivable                               63,796      2,049   6.42%     62,169     2,148    6.91%
     Allowance for loan losses                    (760)          -       -      (755)         -        -
                                            -------------------------------------------------------------
                                                 63,036      2,049   6.50%     61,414     2,148    7.00%
                                            -------------------------------------------------------------
     Total Interest Earning Assets               97,693      2,467   5.05%     88,129     2,588
                                            -------------------------------------------------------------
Non interest Earning Assets
                                                  8,296                         7,508
                                            ------------                   -----------
          Total Assets                         $105,989                       $95,637
                                            ============                   ===========
Liabilities and Stockholders' Equity:
Interest Bearing Liabilities:
  Interest bearing demand deposits              $12,566        $36   0.57%    $11,275      $ 52    0.92%
  Savings accounts                               23,635        119   1.01%     19,507       152    1.56%
  Time deposits                                  33,345        524   3.14%     31,915       627    3.93%
  Note payable                                      126          3   4.76%          -         -        -
  Securities sold under agreements
    to repurchase                                 2,192          8    .73%      3,221        20    1.24%
                                             ------------------------------------------------------------
     Total Interest Bearing Liabilities          71,864        690   1.92%     65,918       851    2.58%
                                            -------------------------------------------------------------




                                                               Six Months Ended June 30,
(in thousands)                                             2003                          2002
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
Continued                                     Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------

Non interest Bearing Liabilities:
  Demand deposits                                24,337                         20,508
  Other                                             271                            265
                                             -----------                    -----------
         Total Liabilities                       96,472                         86,691
Stockholders' Equity                              9,517                          8,946
                                             -----------                    -----------
         Total Liabilities and Equity          $105,989                        $95,637
                                             ===========                    ===========
Net Interest Income                                         $1,777                        $1,737
                                                        ===========                    ==========

Net Interest Spread                                                  3.13%                          3.29%
Net Interest Margin                                                  3.64%                          3.94%
Ratio of Interest Earning Assets
  to Interest Bearing Liabilities               135.94%                        133.69%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.



Provision for Loan Losses

         CN Bancorp, Inc. makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level management deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio and unused commitments to provide financing. CN Bancorp, Inc.'s systematic methodology for assessing the appropriateness of the allowance is described below. During the six months ended June 30, 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance.

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

CN Bancorp's methodology includes: a continuous review of delinquency rates; delinquent, classified and nonaccrual loans, large loans and overall portfolio quality; regular examination and review of the portfolio by regulatory authorities and third party loan review firms; analytical review of loan charge off experience; historical experience; concentrations of risk, if any; and management's judgment relative to economic conditions and the nature of the portfolio. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon peer group loss ratios adjusted for the effect of current economic conditions (currently weakened), any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes, secured versus unsecured nature of loan category and adjustments to the peer group losses based upon local considerations. In particular, peer group loss ratios are modified to recognize that CN Bancorp, Inc.'s loans are primarily to small and medium size businesses which do not necessarily have the resources to timely adjust to changes in economic conditions. CN Bancorp, Inc. uses peer group loss ratios because its loan portfolio has not been tested during all economic business cycles since it has only been operating since December 1996. CN Bancorp, Inc.'s actual losses have been lower than those of its peer group.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating upon inception based upon risk rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credits indicate that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risk factors identified beyond individual loan risks, such as economic conditions, underwriting standard deviations and loan concentrations, are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates as we have limited historical loss data because of the relative short period of time that we have been operating. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it falls in, and is reasonably situated within, the range. In addition, on at least a quarterly basis, we compare our allowance for loan losses (as a percent of loans) to peer group levels to ascertain the reasonableness of our estimates.

         The provision for loan losses was $61,537 during the six months ended June 30, 2003 as compared to $65,594 for the six months ended June 30, 2002. The provision for loan losses did not increase as the loans increased primarily because the majority of the loan increase was in real estate secured loans which have low loss estimates.

         The allowance for loan losses represents 1.15% and 1.16% of loans receivable at June 30, 2003 and December 31, 2002, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.'s loan loss experience for the six months ended June 30, 2003 and 2002 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.


                                                  Six Months Ended      Six Months Ended
                                                  June 30, 2003           June 30, 2002
                                               ---------------------  -----------------------
(in thousands)
Loans receivable before ALL                                 $64,812                  $63,037
                                               =====================  =======================
Average loan balances                                       $63,796                  $62,169
                                               =====================  =======================
Allowance for loan losses:
Beginning balance                                             $ 745                    $ 781
   Charge-offs:
      Commercial loans                                         (54)                     (118)
      Consumer loans                                           (14)                        -
   Recoveries                                                    4                         -
   Provision for loan losses                                    62                       66
                                               ---------------------  -----------------------
Ending balance
                                                               $743                     $729
                                               =====================  =======================
Ratios:
Net charge-offs to average loans                              0.10%                    0.19%
Net charge-offs to provision for loan losses                 103.2%                  178.79%
Allowance for loan losses to loans receivable                 1.15%                    1.16%

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $89,506 or 24.7%, to $451,748 for the six months ended June 30, 2003 as compared to $362,242 for the six months ended June 30, 2002. This increase was primarily attributable to the increase in cash surrender value of life insurance policies ($25,433 of increase) and gains on sale of securities ($43,623 of increase).

Non-interest Expense

         Non-interest expense was $1,852,465 during the six months ended June 30, 2003 representing an increase of $166,862 or 9.9%, as compared to $1,685,603 during the six months ended June 30, 2002. Compensation and benefits increased $94,704 (11.0%) because of normal salary increases, an increase in the number of employees necessary to manage the increased lending and depository activities of the institution as well as increases in benefit expenses resulting from additional benefits. Occupancy expenses increased $19,878 (14.3%) primarily from increased maintenance and repair expenses and utility costs as well as rent paid under new ground leases for branch sites. Legal and accounting expenses increased by approximately $25,000 in 2003 as new reporting and compliance matters were addressed resulting from the Company's filing reports with the Securities and Exchange Commission starting in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $95,999 (30.5% of pre-tax net income) for the six months ended June 30, 2003 as compared to $120,065 (34.5% of pre-tax net income) for the six months ended June 30, 2002. The decrease in the effective tax rate in the six months ended June 30, 2003 versus the six months ended June 30, 2002 reflects higher levels of tax exempt interest income for state tax purposes as well as the increase in tax exempt (federal and state) income from bank owned life insurance contracts.

Three Months ended June 30, 2003 and 2002
-----------------------------------------

Net income

Net income for the three months ended June 30, 2003 was $108,232 or $.12 per share ($.09 per share diluted), a decrease of $8,217, or 7.1%, from $116,449 or $.14 per share ($.11 per share diluted) during the three months ended June 30, 2002. Increases in net interest income and non-interest income were less than the increase in operating expenses. Net interest income was adversely affected by a decline in the net interest yield and net interest margin.

Net Interest Income and Net Interest Margin

         Total interest income decreased by $65,015 or 5.0% to $1,244,713 for the three months ended June 30, 2003 as compared to the same three six months of 2002. This decrease was primarily attributable to reduced market interest rate levels. The effect on interest income of decreasing interest rates was somewhat offset by increases in interest earning assets during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         Interest expense decreased by $95,987 or 22.7% to $326,636 for the three months ended June 30, 2003 as compared to $422,623 during the same three months of 2002. This decrease was primarily attributable to reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by expenses resulting from an increase in average interest bearing liabilities during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         Net interest income increased by $30,972 or 3.5% during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Net interest income increased because the net interest income on the growth of interest earning assets and interest bearing liabilities exceeded the effect of the declines in market interest rates.

Provision for Loan Losses

         The provision for loan losses was $33,376 during the three months ended June 30, 2003 as compared to $31,923 for the six months ended June 30, 2002. The provision for loan losses was slightly higher in the three months ended June 30, 2003 (4.6%), as was the increase in loans at June 30, 2003 as compared to June 30, 2002.

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $35,947 or 19.8%, to $217,638 for the three months ended June 30, 2003 as compared to $181,691 for the three months ended June 30, 2002. This increase was primarily attributable to the increase in fee and service charges on depository accounts and cash surrender value of life insurance policies.

Non-interest Expense

         Non-interest expense was $947,765 during the three months ended June 30, 2003 representing an increase of $90,967 or 10.6%, as compared to $856,798 during the three months ended June 30, 2002. Compensation and benefits increased $47,661 (10.8%) because of normal salary increases, an increase in the number of employees necessary to manage the increased lending and depository activities of the institution as well as increases in benefit expenses resulting from additional benefits. Occupancy expenses increased $6,173 (8.7%) primarily because of rent paid under new ground leases for branch sites. Consulting expenses increased $10,213 (60.5%) because of the utilization of an employee search firm for new personnel. Legal and accounting expenses increased by approximately $10,000 in the three months ended June 30, 2002 as new reporting and compliance matters were addressed resulting from the Company's filing reports with the Securities and Exchange Commission starting in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $46,342 (30.0% of pre-tax net income) for the three months ended June 30, 2003 as compared to $63,626 (35.3% of pre-tax net income) for the three months ended June 30, 2002. The decrease in the effective tax rate in the three months ended June 30, 2003 versus the three months ended June 30, 2002 reflects higher levels of tax exempt interest income for state tax purposes as well as the increase in tax exempt (federal and state) income from bank owned life insurance contracts.

LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund fluctuations in the balance sheet and provide funds for growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $11,577,019 at June 30, 2003 compared to $16,122,469 at December 31, 2002. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2003, available for sale debt securities totaled $15,935,974 as compared to $9,089,740 at December 31, 2002.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at June 30, 2003 total $2,182,324 ($1,998,657 at December 31, 2002).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $10,185,348 at June 30, 2003 ($8,280,085 at December 31, 2002). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2002 were as follows:

                               Year Ending
                              December 31,
                              ------------
                                  2003                           $145,875
                                  2004                            151,776
                                  2005                            151,776
                                  2006                             69,040

CAPITAL ADEQUACY

         Risk-based capital provides the basis for which all banks are evaluated by regulators in terms of capital adequacy by assigning varying risk weights to the individual assets held by a bank. Weights are also assigned to the "credit-equivalent" amounts of certain off-balance sheet items. Under applicable regulations, banks are rated as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" based upon their capital levels. Banks that are classified as "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" are subject to increased regulatory oversight. The table below provides a comparison of CN Bancorp, Inc.'s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the indicated periods.

                                                                                 Minimum Ratios
                                                                   -------------------------------------------

                                  June 30,         December 31,      To be "Adequately         To be "Well
                                    2003               2002             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------

         Total capital             15.2%              13.9%                 8.0%                  10.0%
         Tier I                    14.1%              12.8%                 4.0%                  6.0%
         Leverage Total             9.2%               8.4%                 4.0%                  5.0%

         At June 30, 2003 and December 31, 2002, CN Bancorp, Inc. exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

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


Item 3. Controls and Procedures

         CN Bancorp, Inc.s' management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c-e)    Not applicable.

         (f) (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was January 24, 2003. The Commission file number assigned to the registration statement was 333-100460.

                  (2) The offering commenced on January 25, 2003.

                  (3)      Not applicable.

                  (4) (i) The offering was terminated on June 16, 2003, prior to the sale of the entire number of shares that had been registered.

                            (ii) The offering was not being underwritten.

                            (iii) CN Bancorp, Inc.'s Common Stock, $10.00 par value per share, was registered in the offering.

                            (iv) CN Bancorp, Inc. registered 344,828 shares of Common Stock in the offering, with an aggregate price of $5,000,006. CN Bancorp, Inc. sold 138,315 shares, with aggregate proceeds of $2,005,568 under the offering.

                            (v) CN Bancorp, Inc. has incurred the following expenses in connection with the issuance and distribution of its Common Stock as of June 30, 2003:


                                    Underwriting discounts and commissions:             N/A
                                    Finders' fees:                                      N/A
                                    Expenses paid to or for underwriters:               N/A
                                    Other expenses:                                     $350,026
                                                                                        --------

                                    Total expenses:                                     $350,026
                                                                                        --------


                            As of June 30, 2003, the Company had paid all of such expenses, none of which was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of CN Bancorp, Inc., or to any affiliate of CN Bancorp, Inc.

                            (vi) CN Bancorp, Inc. has net offering proceeds of $1,655,542 after giving effect to the expenses described in paragraph (d)(4)(v) above as of June 30, 2003.

                            (vii) From the effective date of the registration statement to June 30, 2003, CN Bancorp, Inc. used the net offering proceeds for working capital.

                            (viii) The use of proceeds in (d)(4)(vii) above does not represent a material change in the use of proceeds described in the prospectus for the offering.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual shareholders' meeting held on May 19, 2003, the shareholders of the Company elected Carl L. Hein, Jr. and John G. Warner (both with 789,362 votes for and none against or withheld) as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three year terms. Directors continuing in office are Jan W. Clark, John E. DeGrange, Sr., Creston G. Tate and Gerald V. McDonald.

         Proposal to appoint Anderson & Associates LLP as the Company's external auditors was adopted by the shareholders at the annual meeting by a vote of 776,862 shares in favor, 2,500 shares against, and 10,000 shares withheld.

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          31       Rule 13a-14(a)/15d-14(a) Certifications
          32       18 U.S.C. Section 1350 Certifications

          (b)  Reports of Form 8-K.

         No reports on Form 8-K were required to be filed for the second quarter of 2003.





                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CN Bancorp, Inc.


             Date : August 1, 2003         By:     /s/ Jan W. Clark
                                                  ---------------------
                    Jan W. Clark
                                           President and Chief Executive Officer


             Date : August 1, 2003         By:     /s/ Michael T. Storm
                                                  ---------------------
                                           Michael T. Storm
                                           Chief Financial Officer