Form 10QSB
period 2003-09-30
CN BANCORP INC
filed 2003-10-29
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003
                        Commission File Number 333-100460

                              --------------------

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

                              --------------------

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

         At October 25, 2003, the issuer had 998,315 shares of Common Stock outstanding.
         Transitional Small Business Disclosure Format

                                  YES __ NO _X_


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2003 and December 31, 2002



                                                                           (Unaudited)
                                                                          September 30,      December 31,
                                                                              2003                2002
                                                                         ----------------     --------------
       ASSETS

       Cash and due from banks                                                $3,013,263          3,334,970
       Federal funds sold                                                      9,095,440         12,787,499
       Interest bearing deposits                                               2,855,888          1,925,878
       Investment securities - available for sale                             12,719,842          9,089,740
       Investment securities - held to maturity                                8,315,104          7,531,558
       Other securities                                                          641,500            496,200
       Loans receivable, net of allowance for loan losses                     66,876,490         63,367,973
       Accrued interest receivable on loans and securities                       445,981            379,795
       Property, equipment and leasehold improvements, net                     3,788,947          3,364,777
       Income taxes receivable and deferred                                      109,580             94,267
       Cash surrender value of life insurance                                  1,280,441          1,236,561
       Prepaid expenses and other assets                                         173,165            434,591
                                                                         ----------------     --------------
                    Total Assets                                            $109,315,641        104,043,809
                                                                         ================     ==============

       LIABILITIES

       Deposits                                                              $93,690,046         92,960,738
       Securities sold under agreements to repurchase                          3,520,296            987,510
       Note payable                                                                    -            250,000
       Official checks                                                           973,410            609,102
       Dividends payable                                                          29,949             25,800
       Accounts payable and accrued expenses                                     245,588            215,435

                                                                         ----------------     --------------
                    Total Liabilities                                         98,459,289         95,048,585
                                                                         ----------------     --------------


       STOCKHOLDERS' EQUITY
       Preferred stock - $.01 par value; authorized 5,000,000 shares.
           None issued or outstanding                                                  -                  -
       Common stock - $10 par value; authorized 5,000,000 shares.
          Issued and outstanding: 998,315 shares at September 30,
              2003 and 860,000 at December 31, 2002                            9,983,150          8,600,000
       Additional paid in capital                                                172,871           (99,521)
       Retained earnings                                                         669,950            441,150
       Accumulated other comprehensive income:
             Unrealized gains on securities available for sale                    30,381             53,595
                                                                         ----------------     --------------

                    Total Stockholders' Equity                                10,856,352          8,995,224
                                                                         ----------------     --------------

                   Total Liabilities and Stockholders' Equity               $109,315,641        104,043,809
                                                                         ================     ==============






                         CN BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS For the
                Nine and Three Months ended September 30, 2003 and 2002
                (Unaudited)

                                                       Nine Months Ended                     Three Months Ended
                                                         September 30,                          September 30,
                                                    2003               2002                 2003              2002
                                               ---------------    ---------------       -------------     -------------
Interest income:
   Interest and fees on loans                      $3,055,483          3,213,785           1,006,019         1,065,923
   Federal funds sold                                  94,364            118,916              18,736            34,191
   Interest bearing deposits                           23,800             33,999              10,638            11,458
   Securities                                         509,175            533,363             179,726           201,363
                                               ---------------    ---------------       -------------     -------------
                                                    3,682,822          3,900,063           1,215,119         1,312,935
                                               ---------------    ---------------       -------------     -------------
Interest expense:
   Certificates of deposit, $100,000 or more          217,676            272,714              69,612            96,704
   Other deposits                                     737,558            977,786             206,040           323,265
   Note payable                                         2,563                  -                   -                 -
   Repurchase agreements                               14,107             28,314               5,952             8,346
                                               ---------------    ---------------       -------------     -------------
                                                      971,904          1,278,814             281,604           428,315
                                               ---------------    ---------------       -------------     -------------

             Net interest income                    2,710,918          2,621,249             933,515           884,620

Provision for loan losses                              95,811             93,594              34,274            28,000
            Net interest income after
                                               ---------------    ---------------       -------------     -------------
              provision for loan losses             2,615,107          2,527,655             899,241           856,620
                                               ---------------    ---------------       -------------     -------------

Other income:
   Fees and service charges from
      depository accounts                             512,306            466,624             175,712           167,580
   Gain on sale of securities                          43,652                  -                  29                 -
   Cash surrender value of life
       insurance increase                              43,880             20,892              13,224            15,669
   Other income                                        69,434             71,526              28,559            13,551
                                               ---------------    ---------------       -------------     -------------
                                                      669,272            559,042             217,524           196,800
                                               ---------------    ---------------       -------------     -------------
Operating expenses:
   Compensation and related expenses                1,466,595          1,322,186             510,116           460,411
   Occupancy expense                                  251,931            212,277              93,218            73,442
   Depreciation and amortization                      252,763            246,586              86,126            83,151
   Consulting expense                                  55,874             65,664              14,194            32,319
   Data processes expense                             124,927            132,425              41,236            43,795
   Director fees                                       57,800             56,000              19,150            18,950
   Marketing expense                                   65,203             48,038              28,285            19,087
   Equipment maintenance costs                         71,135             58,168              26,145            21,136
   Stationery and office supplies                      61,359             60,668              22,959            17,262
   Other operating expenses                           425,003            375,100             138,696           121,956
   Failed acquisition/merger costs                          -            210,000                   -           210,000
                                               ---------------    ---------------       -------------     -------------
                                                    2,832,590          2,787,112             980,125         1,101,509
                                               ---------------    ---------------       -------------     -------------
Net income (loss) before income taxes                 451,789            299,585             136,640          (48,089)
Income tax expense (benefit)                          136,244             84,597              40,245          (35,468)
                                               ---------------    ---------------       -------------     -------------
NET INCOME (LOSS)                                    $315,545            214,988              96,395          (12,621)
                                               ===============    ===============       =============     =============

Basic earnings per share                                 $.34               $.25               $ .10            $(.01)
Diluted earnings per share                               $.27               $.19                $.08            $(.01)




                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Nine Months ended September 30, 2003 and 2002 (Unaudited)


                                                                                                Accumulated
                                                             Additional                            Other
                                              Common           Paid in         Retained        Comprehensive
                                              Stock            Capital         Earnings            Income              Total
                                           -------------     ------------    -------------    -----------------     -------------

December 31, 2001                            $8,600,000         (99,521)          175,615                1,228         8,677,322
-----------------
Comprehensive income:
   Net income                                                                     214,988

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $54,026                                                                  85,865

        Total comprehensive income                                                                                       300,853

Dividends ($.12 per share)                                                      (103,200)                              (103,200)

                                           -------------     ------------    -------------    -----------------     -------------
September 30, 2002                           $8,600,000         (99,521)          287,403               87,093         8,874,975
                                           =============     ============    =============    =================     =============



December 31, 2002                            $8,600,000         (99,521)          441,150               53,595         8,995,224
-----------------
Comprehensive income:
   Net income                                                                     315,545

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $1,896                                                                    5,577

   Reclassification adjustment for gains
     included in net income, net of
     tax of $14,832                                                                                   (28,791)

           Total comprehensive income                                                                                    292,331

Proceeds from sale of common stock,
    net of offering costs of $350,025         1,383,150          272,392                                               1,655,542

Dividends ($.09 per share)                                                       (86,745)                               (86,745)

                                           -------------     ------------    -------------    -----------------     -------------
September 30, 2003                           $9,983,150          172,871          669,950               30,381        10,856,352
                                           =============     ============    =============    =================     =============






                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                     --------------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $315,545               214,988
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                                                   252,763               246,586
  Gain on sales of securities                                                                (43,652)                    -
  Increase in accrued interest receivable                                                    (66,186)              (10,132)
  Deferred income taxes                                                                       (3,354)                7,513
  Provision for loan losses                                                                   95,811                93,594
  Decrease (increase) in other assets                                                        261,426               (13,315)
  Increase in other liabilities                                                               34,302               213,715
  Increase in official checks                                                                364,308               297,255
  Increase in cash surrender value of life insurance                                         (43,880)              (20,892)
  Amortization of premium/discount and other                                                  32,645                 2,230
                                                                                     ----------------      ----------------
Net cash provided by operating activities                                                  1,199,728             1,031,542
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                     (3,604,328)           (3,237,599)
Investment in interest bearing deposits                                                     (930,010)               (7,740)
Investment in securities - available for sale                                            (17,018,844)          (17,505,316)
Investment in securities - held to maturity                                               (5,045,002)           (3,544,309)
Investment in other securities                                                              (145,300)                    -
Principal proceeds from redemption of securities                                           8,598,276            15,000,000
Proceeds from sales of available for sale securities                                       9,027,756                     -
Investment in life insurance policies                                                              -            (1,200,000)
Purchase of property, equipment and leasehold
  improvements                                                                              (676,933)             (147,950)
                                                                                     ----------------      ----------------
Net cash used by investing activities                                                     (9,794,385)          (10,642,914)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                                         729,308            13,077,762
Net increase in securities sold under agreements to repurchase                             2,532,786             1,065,140
Note payable repayment                                                                      (250,000)                    -
Sale of common stock, net of offering costs                                                1,655,542                     -
Dividends paid                                                                               (86,745)             (103,200)

                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                  4,580,891            14,039,702
                                                                                     ----------------      ----------------






                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                        -------------------------------
                                                                                          2003                  2002
                                                                                     ----------------      ----------------

Net increase (decrease) in cash                                                          $(4,013,766)            4,428,330
Cash at beginning of period                                                               16,122,469             9,121,761

                                                                                     ----------------      ----------------
Cash at end of period                                                                    $12,108,703            13,550,091
                                                                                     ================      ================


Cash and cash equivalents consist of:
     Cash and due from banks                                                              $3,013,263             3,171,935
     Federal funds sold                                                                    9,095,440            10,378,156
                                                                                     ----------------      ----------------
                                                                                         $12,108,703            13,550,091
                                                                                     ================      ================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements                                         $995,815             1,276,282
                                                                                     ================      ================

Income taxes paid                                                                           $173,383               166,000
                                                                                     ================      ================





                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2002 and September 30, 2003.

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


                                                    Nine Months Ended                Three Months Ended
                                                      September 30:                     September 30:
                                                 2003             2002            2003             2002
                                              ------------     ------------    ------------     ------------

  Weighted average shares outstanding             932,037          860,000         998,315          860,000
  Common stock equivalents                        254,858          254,858         254,858          254,858
  Average common shares and equivalents         1,186,895        1,114,858       1,253,173        1,114,858
  Net income (loss)                              $315,545         $214,988         $96,395         $(12,621)
  Basic earnings per share                           $.34             $.25            $.10            $(.01)
  Diluted earnings per share                         $.27             $.19            $.08            $(.01)




Note F - Recent Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement requires that contracts with comparable characteristics to be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003.

These statements did not require any changes in the Company's accounting or reporting practices.

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

FINANCIAL CONDITION

         CN Bancorp, Inc. has continued to experience asset growth since it started operations in December 1996. Assets increased $5,271,832 (5.1%) to $109,315,641 at September 30, 2003 from $104,043,809 at December 31, 2002.
Increases in loans and securities comprised the majority of the increase in total assets. The increase in assets was funded by increases in liabilities of $3,410,704 (3.6%) during the first nine months of 2003. The increase in liabilities was attributable to the increases in deposits and securities sold under agreements to repurchase.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $3,508,517 (5.5%) to $66,876,490 at September 30, 2003 from $63,367,973 at December 31, 2002. This increase was primarily attributable to the increase in real estate loans. Loans receivable, net comprised 61.2% of assets ($109,315,614) at September 30, 2003 and 60.9% of assets ($104,043,809) as of December 31, 2002.

         The allowance for loan losses was $710,000 (1.05% of loans) at September 30, 2003 and $745,000 (1.16% of loans) at December 31, 2002. At September 30, 2003, one commercial loan in the amount of $100,000 was in non-interest accrual status (.15% of total loans and .09% of assets) as compared to $275,063 (.4% of total loans and .3% of assets) in commercial non-accrual loans at December 31, 2002. The allowance for loan losses was 710.0% of non-performing loans at September 30, 2003 (270.8% at December 31, 2002).

  Loans receivable, net is comprised of the following:

                                               September 30,      December 31,
                                                   2003             2002
                                             ----------------------------------
        (In thousands)
        Real estate -construction                   $3,781,154       2,970,087
        Residential real estate                     19,445,094      17,418,572
        Commercial real estate                      23,412,697      22,414,036
        Commercial-other                            16,535,004      16,468,693
        Installment and other                        4,416,424       4,816,728
                                             ----------------------------------
                                                    67,590,373      64,088,116
        Unearned loan fees and costs, net               (3,883)         24,857
                                             ----------------------------------
                                                    67,586,490      64,112,973
        Allowance for loan losses                     (710,000)       (745,000)
                                             ----------------------------------
                                                   $66,876,490      63,367,973
                                             ==================================

         In June 2003, CN Bancorp, Inc. sold a participation in a commercial loan to a director under the same terms and conditions as sales of loan participations to unrelated third parties. The participation in the amount of $844,600 was sold to enable County National Bank to accommodate a customer's request for a loan greater the regulatory limits. With the sale of the non-recourse participation, thus reducing the loan amount for the Bank, regulatory limits were met.

         The securities portfolio at September 30, 2003 amounted to $21,676,446, an increase of $4,558,948, or 26.6% from the amount at December 31, 2002, as funds obtained through deposit and repurchases agreement increases, not invested in loans, were invested in securities. Available for sale investment securities increased to $12,719,842 at September 30, 2003 from $9,089,740 at December 31, 2002. Held to maturity securities increased to $8,315,104 at September 30, 2003 from $7,531,558 at December 31, 2002. The carrying value of available for sale securities includes net unrealized appreciation of $46,032 at September 30, 2003 (reflected as unrealized appreciation of $30,381 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $81,205 ($53,595 net of taxes) as of December 31, 2002.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $729,308 (0.8%) to $93,690,046 at September 30, 2003 from $92,960,738 at December 31, 2002. Non-interest bearing deposits increased 20.4%, savings deposits increased 4.3%, interest bearing demand deposits decreased 4.6% and certificates of deposit decreased 11.2% during the nine months ended September 30, 2003.

         Total stockholders' equity was $10,856,352 at September 30, 2003 representing an increase of $1,861,128 from December 31, 2002. The increase from December 31, 2002 was attributable to earnings of $315,545, net proceeds from the sale of common stock of $1,655,542, a decrease in unrealized gains on available for sale investment securities of $23,214 less dividends of $86,745 ($0.09 per share).

         County National Bank (Bank) started construction of a new branch office located in Millersville, Maryland during May 2003. The Bank leases the land on which it will build the branch from an entity controlled by Creston Tate, a member of the Board of Directors. The lease term is five years with three five-year renewal options. The Bank will pay $5,000 in monthly rent during the initial term with increases thereafter determined by the change in the consumer price index.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2003 and 2002
---------------------------------------------

Net income

Net income for the nine months ended September 30, 2003 was $315,545 or $.34 per share ($.27 per share diluted), an increase of $100,557, or 46.8%, from $214,988 or $.25 per share ($.19 per share diluted) during the nine months ended September 30, 2002. CN Bancorp, Inc.'s return on average equity, annualized, was 4.3% and 3.3% for the nine months ended September 30, 2003 and 2002, respectively. The return on average assets, annualized, was .39% and .29% for the nine months ended September 30, 2003 and 2002, respectively. Net income for the nine months ended September 30, 2003 increased from the net income for the nine months ended September 30, 2002 because of increases in net interest income and non-interest income. Also contributing to the increase was the charge-off in September 2002 of $210,000 ($133,000 after taxes) of previously capitalized costs incurred in connection with its unsuccessful attempt to acquire a local thrift. There was no similar charge-off in 2003.

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

         Total interest income decreased by $217,241 or 5.6% to $3,682,822 for the nine months ended September 30, 2003 as compared to the first nine months of 2002. This decrease was primarily attributable to reduced market interest rate levels. The effect on interest income of decreasing interest rates was somewhat offset by increases in interest earning assets during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average interest earning assets increased by approximately $9,051,000 to $98,637,000 in the first nine months of 2003 as compared to $89,586,000 in the first nine months of 2002. The yield on the interest earning assets declined to 4.98% in the first nine months of 2003 from 5.80% in the first nine months of 2002.

         Interest expense decreased by $306,910 or 24.0% to $971,904 for the nine months ended September 30, 2003 as compared to $1,278,814 during the first nine months of 2002. This decrease was primarily attributable to reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by expenses resulting from an increase in average interest bearing liabilities during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average interest bearing liabilities increased by approximately $4,124,000 to $71,365,000 in the nine months ended September 30, 2003 as compared to $67,241,000 in the nine months ended September 30, 2002. The cost of the interest bearing funds declined to 1.81% in the first nine months of 2003 from 2.54% in the first nine months of 2002.

         Net interest income increased by $89,669 or 3.4% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Net interest income increased because the net interest income on the growth of interest earning assets and interest bearing liabilities exceeded the effect of the declines in market interest rates. The net interest spread was 3.16% and 3.26% in the nine months ended September 30, 2003 and September 30, 2002, respectively. The net interest margin was 3.66% and 3.90% in the nine months ended September 30, 2003 and September 30, 2002, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the nine months ended September 30, 2003 and 2002:



                                                AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
                                                            Nine Months Ended September 30,
                                                            -------------------------------
(in thousands)                                             2003                          2002
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Assets:
Interest Earning Assets:
  Federal funds sold                            $10,974        $94   1.14%      $9,144     $ 119    1.74%
  Interest bearing deposits                       2,296         24   1.39%       2,921        34    1.55%
  Investment securities                          21,790        509   3.11%      15,993       533    4.44%


  Loans receivable                               64,335      3,056   6.33%      62,279     3,214   6.88%
     Allowance for loan losses                     (758)         -      -         (751)        -      -
                                             ------------------------------ -----------------------------
                                                 63,577      3,056   6.41%      61,528     3,214    6.96%
                                             ------------------------------ -----------------------------
     Total Interest Earning Assets               98,637      3,683   4.98%      89,586     3,900    5.80%
                                             ------------------------------ -----------------------------
Non interest Earning Assets
                                                  8,341                          7,864
                                             -----------                    -----------
          Total Assets                         $106,978                        $97,450
                                             ===========                    ===========
Liabilities and Stockholders' Equity:
Interest Bearing Liabilities:
  Interest bearing demand deposits              $12,277        $48   0.52%     $11,457      $ 80    0.93%
  Savings accounts                               23,723        168   0.94%      19,940       232    1.55%
  Time deposits                                  32,767        739   3.00%      32,816       939    3.82%

  Note payable                                       84          3   4.76%           -         -       -
  Securities sold under agreements
    to repurchase                                 2,514         14    .74%       3,028        28    1.23%
                                             ------------------------------ ------------------------------
     Total Interest Bearing Liabilities          71,365        972   1.82%      67,241     1,279    2.54%
                                             ------------------------------ ------------------------------




                                                            Nine Months Ended September 30,
                                                            -------------------------------
(in thousands)                                             2003                          2002
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
Continued                                     Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------

Non interest Bearing Liabilities:
  Demand deposits
                                                 25,430                         21,170
  Other
                                                    295                            305
                                             -----------                    -----------
         Total Liabilities
                                                 97,090                         88,716
Stockholders' Equity
                                                  9,888                          8,734
                                             -----------                    -----------
         Total Liabilities and Equity          $106,978                        $97,450
                                             ===========                    ===========
                                                        -----------                    ----------
Net Interest Income                                         $2,711                        $2,621
                                                        ===========                    ==========

Net Interest Spread                                                  3.16%                          3.26%
Net Interest Margin                                                  3.66%                          3.90%
Ratio of Interest Earning Assets
  to Interest Bearing Liabilities               138.21%                        133.25%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

Provision for Loan Losses

         CN Bancorp, Inc. makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level management deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio and unused commitments to provide financing. CN Bancorp, Inc.'s systematic methodology for assessing the appropriateness of the allowance is described below. During the nine months ended September 30, 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance.

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

         CN Bancorp's methodology includes: a continuous review of delinquency rates; delinquent, classified and nonaccrual loans, large loans and overall portfolio quality; regular examination and review of the portfolio by regulatory authorities and a third party loan review firm; analytical review of loan charge off experience; historical experience; concentrations of risk, if any; and management's judgment relative to economic conditions and the nature of the portfolio. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon peer group loss ratios adjusted for the effect of current economic conditions (currently weakened), any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes, secured versus unsecured nature of loan category and adjustments to the peer group losses based upon local considerations. In particular, peer group loss ratios are modified to recognize that CN Bancorp, Inc.'s loans are primarily to small and medium size businesses which do not necessarily have the resources to timely adjust to changes in economic conditions. CN Bancorp, Inc. uses peer group loss ratios because its loan portfolio has not been tested during all economic business cycles since it has only been operating since December 1996. CN Bancorp, Inc.'s actual losses have been lower than those of its peer group.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating upon inception based upon risk rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credits indicate that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risk factors identified beyond individual loan risks, such as economic conditions, underwriting standard deviations and loan concentrations, are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates as we have limited historical loss data because of the relative short period of time that we have been operating. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, we compare our allowance for loan losses (as a percentage of loans) to peer group levels to ascertain the reasonableness of our estimates.

         The provision for loan losses was $95,811 during the nine months ended September 30, 2003 as compared to $93,594 for the nine months ended September 30, 2002. The provision for loan losses did not increase as the loans increased primarily because the majority of the loan increase was in real estate secured loans which have low loss estimates.

         The allowance for loan losses represents 1.05% and 1.16% of loans receivable at September 30, 2003 and December 31, 2002, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.'s loan loss experience for the nine months ended September 30, 2003 and 2002 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.

                                                Nine Months Ended        Nine Months Ended
                                                September 30, 2003       September 30, 2002
                                              -----------------------  -----------------------
(in thousands)
Loans receivable before ALL                                  $67,586                  $63,002
                                              =======================  =======================
Average loan balances                                        $64,335                  $62,279
                                              =======================  =======================
Allowance for loan losses:
Beginning balance                                            $   745                   $  781

   Charge-offs:
      Commercial loans                                          (118)                    (118)
      Consumer loans                                             (18)                      -
   Recoveries - consumer loans                                     5                        -
   Provision for loan losses                                      96                       94
                                              -----------------------  -----------------------
Ending balance                                                  $710                     $757
                                              =======================  =======================
Ratios:
Net charge-offs to average loans                                0.20%                    0.19%
Net charge-offs to provision for loan                          136.5%                  125.53%
   losses
Allowance for loan losses to loans                              1.05%                    1.20%
   receivable


Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $110,230 or 19.7%, to $669,272 for the nine months ended September 30, 2003 as compared to $559,042 for the nine months ended September 30, 2002. This increase was primarily attributable to the increase in cash surrender value of life insurance policies ($22,988 of increase) and gains on sale of securities ($43,652 of increase).

Non-interest Expense

         Non-interest expense was $2,832,590 during the nine months ended September 30, 2003 representing an increase of $45,478 or 1.6%, as compared to $2,787,112 during the nine months ended September 30, 2002. Compensation and benefits increased $144,409 (10.9%) because of normal salary increases, an increase in the number of employees necessary to manage the increased lending and depository activities of the institution as well as increases in benefit expenses resulting from increased health insurance premiums and additional benefits. Occupancy expenses increased $39,654 (18.7%) primarily from rent paid under new ground leases for branch sites as well as increased maintenance and repair expenses and utility costs. Marketing expenses increased to $65,203 (35.7%) in the first nine months of 2003 as compared to $48,038 in 2002 as marketing effort were increased for branching activity in 2003. Equipment maintenance increased $12,967 or 22.3% to $71,135 during the nine months ended September 30, 2003 from $58,168 during 2002 primarily because of new equipment service contracts to enhance and maintain ATM machines and other equipment. In September 2002, previously capitalized costs incurred in connection with an unsuccessful attempt to acquire a local thrift in the amount of $210,000 were charged-off. There was no similar charge-off in 2003.

Income Taxes

         Income tax expense was $136,244 (30.2% of pre-tax net income) for the nine months ended September 30, 2003 as compared to $84,597 (28.2% of pre-tax net income) for the nine months ended September 30, 2002. The increase in the effective tax rate in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 results from a lower percentage of state tax exempt interest income as compared to total income in 2003, partially offset by the increase in tax exempt (federal and state) income from bank owned life insurance contracts.

Three Months ended September 30, 2003 and 2002
----------------------------------------------

Net income

         Net income for the three months ended September 30, 2003 was $96,365 or $.10 per share ($.08 per share diluted), an increase of $109,016 from the loss of $12,621 or $.01 per share ($.01 per share diluted) during the three months ended September 30, 2002. In September 2002, previously capitalized costs incurred in connection with an unsuccessful attempt to acquire a local thrift in the amount of $210,000 were charged-off reducing the net income for the three months ended September 30, 2002 by approximately $133,000. During 2003, increases in net interest income and non-interest income, as compared to 2002, were less than the increase in operating expenses excluding the aforementioned charge-off.

Net Interest Income and Net Interest Margin

         Total interest income decreased by $97,816 or 7.5% to $1,215,119 for the three months ended September 30, 2003 as compared to the same three months of 2002. This decrease was primarily attributable to reduced market interest rate levels. The effect on interest income of decreasing interest rates was somewhat offset by increases in interest earning assets during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

         Interest expense decreased by $146,711 or 34.3% to $281,604 for the three months ended September 30, 2003 as compared to $428,315 during the same three months of 2002. This decrease was primarily attributable to reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by expenses resulting from an increase in average interest bearing liabilities during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

         Net interest income increased by $48,895 or 5.5% during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Net interest income increased because the net interest income on the growth of interest earning assets and interest bearing liabilities exceeded the effect of the declines in market interest rates.

Provision for Loan Losses

         The provision for loan losses was $34,274 during the three months ended September 30, 2003 as compared to $28,000 for the three months ended September 30, 2002. The provision for loan losses was higher in the three months ended September 30, 2003 reflecting higher loan balances during 2003 as compared to 2002.

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $20,724 or 10.5%, to $217,524 for the three months ended September 30, 2003 as compared to $196,800 for the three months ended September 30, 2002. This increase was primarily attributable to the increase in fee and service charges on depository accounts and other income.

Non-interest Expense

         Non-interest expense was $980,125 during the three months ended September 30, 2003 representing a decrease of $121,384 or 11.0%, as compared to $1,101,509 during the three months ended September 30, 2002. Compensation and benefits increased $49,705 (10.8%) because of normal salary increases, an increase in the number of employees necessary to manage the increased lending and depository activities of the institution and staff a new branch as well as increases in benefit expenses resulting from additional benefits. Occupancy expenses increased $19,776 (26.9%) primarily because of rent paid under new ground leases for branch sites. Marketing expenses increased to $28,285 (48.2%) in the three months ended September 30, 2003 as compared to $19,087 in 2002 as marketing effort were increased for branching activity in 2003. Equipment maintenance increased $5,008 or 23.7% to $26,145 during the three months ended September 30, 2003 from $21,136 during 2002 primarily because of new equipment service contracts to enhance and maintain ATM machines and other equipment. Stationery and supplies expenses increased $5,697 (33.0%) to $22,959 during the three months ended September 30, 2003 as compared to $17,262 during the same period of 2002. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses. In September 2002, previously capitalized costs incurred in connection with an unsuccessful attempt to acquire a local thrift in the amount of $210,000 were charged-off. There was no similar charge-off in 2003.

Income Taxes

         Income tax expense was $40,245 (29.5% of pre-tax net income) for the three months ended September 30, 2003 as compared to a tax benefit resulting from a loss before income taxes of $35,468 (73.1% of pre-tax net loss) for the three months ended September 30, 2002.


LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund fluctuations in the balance sheet and provide funds for growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $12,108,703 at September 30, 2003 compared to $16,122,469 at December 31, 2002. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2003, available for sale debt securities totaled $12,719,842 as compared to $9,089,740 at December 31, 2002.

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


OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at September 30, 2003 total $2,273,557 ($1,998,657 at December 31, 2002).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $10,027,238 at September 30, 2003 ($8,280,085 at December 31, 2002). We believe that we have adequate resources to fund all loan commitments.

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


CAPITAL ADEQUACY

         Banks are required to maintain capital ratios in accordance with guidelines adopted by the federal banking regulators. These guidelines are commonly known as Risk Based Capital Guidelines. Under these guidelines, banks are rated as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" based upon their capital levels. Banks that are classified as "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" are subject to increased regulatory oversight. The table below provides a comparison of CN Bancorp, Inc.'s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the indicated periods.


                                                                                 Minimum Ratios
                                                                   -------------------------------------------
                               September 30,       December 31,      To be "Adequately         To be "Well
                                    2003               2002             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------
         Total capital             14.9%              13.9%                 8.0%                  10.0%
         Tier I                    13.9%              12.8%                 4.0%                  6.0%
         Leverage Total             9.3%               8.4%                 4.0%                  5.0%


         At September 30, 2003 and December 31, 2002, CN Bancorp, Inc. exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

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

Item 3. Controls and Procedures

         CN Bancorp, Inc.s' management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting





                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

          a)      Exhibits

          31       Rule 13a-14(a)/15d-14(a) Certifications
          32       18 U.S.C. Section 1350 Certifications

         (b) Reports of Form 8-K.

         No reports on Form 8-K were required to be filed for the third quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CN Bancorp, Inc.


      Date : October 28, 2003            By:  /s/ Jan W. Clark
                                         -------------------------------------
                                         Jan W. Clark
                                         President and Chief Executive Officer


      Date : October 28, 2003            By: /s/ Michael T. Storm
                                         --------------------------------------
                                         Michael T. Storm
                                         Chief Financial Officer