Form 10KSB
period 2003-12-31
CN BANCORP INC
filed 2004-03-17
CIK 1014273

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to

                        Commission File Number 333-100460


                                CN Bancorp, Inc.
                 (Name of small business issuer in its charter)

         Maryland                                              52-1954386
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                7401 Ritchie Highway
                Glen Burnie, Maryland                              21061
                ---------------------------------                 ------
    (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 410-760-7000
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its fiscal year ended December 31, 2003 were $5,856,866.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $14,772,470 as of February 29, 2004 based on a stock price of $14.50 per share, the last reported trade price of the common stock as of February 29, 2004.

The Registrant had 1,356,545 shares of Common Stock outstanding as of February 29, 2004.

     Transitional Small Business Disclosure Format.     YES: ( )     NO:  (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2003, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

                           FORWARD-LOOKING STATEMENTS

         The Company makes forward-looking statements in filings with the Securities and Exchange Commission (including this Annual Report on Form 10KSB and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses, market risk, and off-balance sheet arrangements; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

      .


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

Bank Location and Market Area
-----------------------------

         County National Bank serves its customers from branches located in Glen Burnie, Pasadena, Odenton and, new in 2004, Millersville, Maryland and an additional ATM in Glen Burnie.

         Central and northern Anne Arundel County continues to grow both in commerce and population. BWI Airport, located in northern Anne Arundel County, is the region's fastest growing airport and among the thirty busiest in North America. Businesses have expanded and new businesses are opening to take advantage of needed aviation related ancillary and support services. A new mega-mall, Arundel Mills, opened in 2000 with over 3,000 new jobs and an anticipated three million visitors per year. In addition, Anne Arundel County Community College completed a 65,000 square foot campus at the Arundel Mills site in 2003. The housing market remains steady with strong demand in new housing as well as in the resale of homes in established neighborhoods.

         The county's economy is associated with industry and commerce. There are over 5,000 business establishments in the northern Anne Arundel County market area. The industries include high technology, communication, distribution and computer support services. Environmental related technology, regional data centers and the sciences are a growing segment of the commerce.

Loan Portfolio
--------------

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

         At December 31, 2003 County National Bank had a legal lending limit of approximately $1.6 million to any one borrower, which constitutes approximately 15% of County National Bank's unimpaired capital and surplus. We participate with other lenders in loans that exceed County National Bank's lending limits. We do not believe that loan participations purchased by County National Bank necessarily pose any greater risk of loss than loans that County National Bank originates.

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

                  We require private mortgage insurance for loans in excess of 90% of a property's value but we generally do not make loans with loan-to-value ratios in excess of 80%. Generally, our residential mortgage loans are "ARM" loans and we do not make 30-year fixed rate mortgage loans. We retain and service our residential mortgage loans.

         Loans secured by real estate comprise the majority of the loan portfolio. The majority of the borrowers reside, work and/or conduct business in CN Bancorp, Inc.'s primary market area of Anne Arundel County, Maryland.

         The table below presents loans by major categories as of the dates indicated.




                                                       LOANS AS OF:
                                                       December 31,
                                                       ------------
                                        2003           %          2002          %
                                      --------     --------     --------    --------
(In thousands)
Real estate -construction             $  3,088            4%       2,969           5%
Residential real estate                 20,999           30%      17,419          27%
Commercial real estate                  23,625           33%      22,414          35%
Commercial-other                        18,954           27%      16,469          26%
Installment and other                    4,197            6%       4,817           7%
                                      --------     --------     --------    --------
                                        70,863          100%      64,088         100%
                                                   ========                 ========

Unearned loan fees and costs, net           16                        25
Allowance for loan and lease losses       (720)                     (745)
                                      --------                  --------
                                      $ 70,159                    63,368
                                      ========                  ========



         The table below sets forth the maturity distributions of the loan receivable portfolio as of December 31, 2003.



                                                                LOAN MATURITIES AS OF DECEMBER 31, 2003
                                                 1 year                                After
                                                Or less           1-5 years            5 years            Total
                                             ---------------   ----------------    ---------------    ---------------
        (In thousands)
        Maturity of Loans Receivables:
             Real estate - construction              $2,039                352                697              3,088
             Residential real estate                  1,233              4,773             14,993             20,999
             Commercial real estate                   1,428              4,890             17,307             23,625
             Commercial - other                       3,640              7,315              7,999             18,954
             Installment and other                    1,329              1,321              1,547              4,197
                                             ---------------   ----------------    ---------------    ---------------
           Total loans receivables                   $9,669             18,651             42,543             70,863
                                             ===============   ================    ===============    ===============

        (In thousands)
        Fixed interest rates                                            $6,710              1,632
        Floating and adjustable interest rates                          11,941             40,911
                                                               ----------------    ---------------
           Total loans receivables                                     $18,651             42,543
                                                               ================    ===============





        The real estate construction maturities include the permanent loan period, if applicable.



         Loan and Asset Quality
         ----------------------

         County National Bank has written loan policies that require that certain underwriting, documentation and credit analysis standards be met for approval and funding of loans. Management and third party reviewers periodically review adherence to the policies. Exceptions to the policies, when made, are documented, justified and approved by management and/or the Board of Directors. Lending authority (secured and unsecured) is assigned to individual officers, the loan committee, the executive committee and the full board of directors of County National Bank under the loan policies.

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

         CN Bancorp, Inc. had no real estate owned or other assets acquired through foreclosure, deeds in lieu of foreclosure or repossession at December 31, 2003 or December 31, 2002.

         At December 31, 2003, CN Bancorp has five loans on non- interest accrual status which are in process of collection with carrying values totaling $110,931: (1) an impaired secured commercial loan in the amount of $50,000 ($190,579 balance at December 31, 2002) which is in process of collection; (2) a secured residential real estate loan in the amount of $50,027; and (3) three consumer loans totaling $10,904. The amount of the specific allowance for loan loss on the impaired loan with a recorded balance of $50,000 is $16,000 at December 31, 2003 (none at December 31, 2002). Unrecognized interest on the loans at December 31, 2003 is $5,981 ($38,805 on non-interest accrual loans outstanding at December 31, 2002). CN Bancorp is not committed to lend funds to debtors whose loans are on non-interest accrual status or are considered impaired.

Securities Portfolio
--------------------

         CN Bancorp, Inc.'s portfolio is composed primarily of interest-earning bills, notes and bonds and mortgage-backed securities issued by the United States government and its direct and sponsored agencies. The portfolio provides a source of liquidity, collateral for repurchase agreements and public funds as well as being a means of diversifying CN Bancorp, Inc.'s earning asset portfolio. While CN Bancorp, Inc. generally intends to hold its investment portfolio assets until maturity, a significant portion of the portfolio is classified as available for sale. Securities so classified are accounted for at fair value with the unrealized appreciation and depreciation reported as a separate component of stockholders' equity, net of income tax effects. Securities classified in the held to maturity category are accounted for at amortized cost. CN Bancorp, Inc. invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

         The table below presents the composition and carrying amounts of securities in the portfolio as of December 31, 2003 and December 31, 2002.

                                                        SECURITIES
                                              December 31,        December 31,
                                                2003                2002
                                          ------------------  ------------------
        (In thousands)
        Available for sale securities:

           Mortgage-backed securities              $  2,514               1,026
           U.S Government agencies                   14,992               8,064
                                          ------------------  ------------------
                                                     17,506               9,090
                                          ------------------  ------------------
        Held to maturity securities:
           Mortgage-backed securities                 2,688                   -
           U.S Government agencies                    5,521               7,531
                                          ------------------  ------------------
                                                      8,209               7,531
                                          ------------------  ------------------
        Equity securities                               642                 496
                                          ------------------  ------------------
          Total securities                          $26,357              17,117
                                          ==================  ==================


         The tables below show the maturities and average weighted yields for the securities portfolio at December 31, 2003.




                             MATURITIES and WEIGHTED AVERAGE YIELDS on SECURITIES
                                       As of December 31, 2003

                                                               After one but within
                                        Within one year             five years             Unspecified
                                        Amount      Yield         Amount     Yield        Amount     Yield
                                     -----------------------   ----------------------  ---------------------
    (In thousands)
    Amortized cost basis:
       U.S. Government agencies           -                                    2.95%        -
                                                                    $20,505
       Mortgage-backed securities         -                         -                         5,207   3.51%
       Equity securities                  -                         -                           642   3.86%
                                     -----------------------   ----------------------  ---------------------
           Total securities               -                         $20,505    2.95%          5,849   3.55%
                                     =======================   ======================  =====================

    Carrying Value:
       U.S. Government agencies           -                                                 -
                                                                    $20,512
       Mortgage-backed securities         -                         -                         5,202
       Equity securities                  -                         -                           642
                                     -------------             -------------           -------------
           Total securities               -                         $20,512                   5,844
                                     =============             =============           =============


Deposits
--------

         County National Bank offers a wide range of interest bearing and non-interest bearing deposit accounts, including commercial and retail checking accounts, money market accounts, tax deferred accounts, interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. We pay competitive interest rates on time and savings deposits.

         The average balances and average rates paid on deposits during the years ended December 31, 2003 and 2002 are shown in the tables below. All deposits are domestic deposits.



                       AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

                                    December 31, 2003          December 31, 2002
                                 ------------------------    -----------------------
                                   Average    Average          Average    Average
                                   Balance       Rate          Balance      Rate
                                 ------------------------    -----------------------
(In thousands)
Interest bearing:
  Demand deposits                     $12,197      0.49%        11,724      0.88%
  Savings accounts                     24,273      0.91%        20,532      1.47%
  Time deposits                        32,786      2.89%        33,523      3.73%
Non-interest bearing:
  Demand deposits                      26,166                   21,468
                                 ------------------------    -----------------------
     Total                            $95,422      1.29%        87,247      1.90%
                                 ========================    =======================



         The table below shows the maturities and amounts of time certificates (there are no other time deposits) issued in denomination of $100,000 or more at December 31, 2003 and 2002.

                                                      DEPOSIT MATURITIES
                                                          December 31,
                                                   2003               2002
                                                ------------       -----------
   (In thousands)
   Three months or less                           $3,873             4,901
   Over three but within twelve months             5,065             4,970
   Over twelve months                              3,749             2,578
    Total                                      ------------       -----------
                                                 $12,687            12,449
                                               ============       ===========


Other Borrowed Funds

         CN Bancorp, Inc. enters into sales of securities under agreements to repurchase the same securities with customers, which mature from one day to thirty days from the transaction date. These transactions are accounted for as borrowings and are secured by notes and bonds in the investment portfolio.

         The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2003 and 2002.



                                                    December 31,         December 31,
                                                        2003                 2002
                                                 -------------------  --------------------
Total outstanding at period-end                          $1,452,972            $  987,510
Average interest rate at period-end                            0.75%                 0.75%
Average balance during the period                        $2,695,606            $2,824,978
Average interest rate during the period                        0.75%                 1.20%
Maximum balance during the period                        $3,711,135            $4,037,701



     CN Bancorp, Inc. borrowed $250,000 in December 2002 under an unsecured short-term note. The note was paid in full in March of 2003.

     CN Bancorp, Inc. had no long-term debt during 2003 or 2002.


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

         In addition, we offer our customers the ability to access information about their accounts and view information about County National Bank's services and products on County National Bank's website, www.countynational.com. Online banking permits customers to pay bills, transfers of funds among accounts, download information to financial software packages, and send e-mail to County National Bank personnel.

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


Employees
----------

         County National Bank had 40 full time employees and 7 part time employees as of December 31, 2003.

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

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit

         In accordance with Federal Reserve Board policy, CN Bancorp, Inc. is expected to act as a source of financial strength to County National Bank and to commit resources to support County National Bank in circumstances in which CN Bancorp, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

         Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which approval of the Maryland Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the transaction.

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

         Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Thus, the earnings and growth of County National Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money. We cannot predict the nature and timing of changes in such policies and their impact on County National Bank.

         Branching and Interstate Banking


          Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. The Riegle-Neal Act also authorizes the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation to approve interstate branching de novo by national and non-member banks, respectively, but only in states which specifically allow for such branching.

         The District of Columbia, Maryland and Virginia have all enacted laws that permit interstate acquisitions of bank branches and permit out-of-state banks to establish de novo branches.

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

         Prompt Corrective Action

         Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         Transactions with Affiliates and Insiders

         County National Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of County National Bank and also limit the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

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

         All of County National Bank's loans to its and CN Bancorp, Inc.'s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and 22(h) of the Federal Reserve Act and Regulation O.

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

         Liquidity

         County National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of December 16, 2003, amounts in transaction accounts above $6,000,000 and under $45,400,000 must have reserves held against them in the ratio of three percent (3%) of the amount. Amounts above $45,400,000 require reserves of $1,263,000 plus 10% of the amount in excess of $45,400,000.

         Dividends

         The principal sources of CN Bancorp's revenues are dividends received from its subsidiary bank and interest income it earns on the funds received through common stock sales. The amount of dividends that may be paid by County National Bank to CN Bancorp, Inc. depends on its earnings and capital position and is limited by statute, regulations and policies. As a national bank, County National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, County National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.

         Community Reinvestment Act

         The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. County National Bank was last examined for CRA compliance as of December 1998 and received a CRA rating of "Satisfactory." The Office of the Comptroller of the Currency is scheduled to perform a new CRA compliance examination in 2004.

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

         Millersville, Maryland

         In June 2003, County National Bank leased a building site on Veterans Highway, Millersville, Maryland on which it built a new branch office. The owner/landlord of the site is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The lease is for a five year term but is renewable for seven additional five year terms at the option of the Bank. The monthly rent payment for the first year of the lease is $5,000. Thereafter, base rent will increase annually based on increases in the consumer price index for the Washington Baltimore area. The branch was opened for business in January 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Common Stock and Dividends" in CN Bancorp, Inc.'s Annual Report to Stockholders for the year ended December 31, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On January 2, 2004, Anderson Associates, LLP (Anderson) announced that it was joining with Beard Miller Company LLP (Beard Miller) to become the Baltimore, Maryland office of Beard Miller. As a result of the merger, Anderson resigned as independent auditors of the Company. Anderson served as the Company's independent accountants to audit the Company's consolidated financial statements as of and for the years ended December 31, 2002 and 2001. Anderson's reports on the consolidated financial statements of the Company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's years ended December 31, 2002 and 2001 and the subsequent interim period from December 31, 2002 through January 2, 2004, there were no disagreements with Anderson on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to the subject matter of the disagreement in their report on the financial statement for such years.

         On January 2, 2004, the Audit Committee of the Company engaged Beard Miller as its successor independent audit firm. The Company had not consulted with, or had any dealings with, Beard Miller personnel prior to the merger of Anderson and Beard Miller.

Item 8A. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the

Securities Act of 1934) during the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         CN Bancorp, Inc.'s directors and executive officers and County National Bank's directors and executive officers are as follows:




         Name                       Age                                 Position
         ----                       ---                                 --------

Jan W. Clark                        67       Chairman of the Board of Directors, and President and Chief Executive
                                             Officer of CN Bancorp, Inc.; Director, President and Chief Executive
                                             Officer of County National Bank
John E. DeGrange, Sr.               60       Vice Chairman of the Board of Directors of CN Bancorp, Inc.; Vice
                                             Chairman of the Board of Directors of County National Bank
Carl L. Hein, Jr.                   76       Director and Treasurer of CN Bancorp, Inc.;
                                             Director and Treasurer of County National Bank
Creston G. Tate                     76       Director of CN Bancorp, Inc.; Director of County National Bank
John G. Warner                      61       Director and Executive Vice President of CN Bancorp, Inc.; Director and
                                             Executive Vice President of County National Bank
Gerald V. McDonald                  68       Director of CN Bancorp, Inc.; Chairman of the Board of Directors of
                                             County National Bank
F. Paul Dorr, Jr.                   63       Director of County National Bank
Robert P. Musselman, Sr.            63       Director of County National Bank
Daljit Singh Sawhney                61       Director of County National Bank
LeRoy C. Taylor                     69       Director of County National Bank
K. Patricia Wellford                62       Director of County National Bank
Michael T. Storm                    53       Chief Financial Officer of CN Bancorp, Inc.; Senior Vice President and
                                             Chief Financial Officer of County National Bank
Michael L. Derr                     53       Vice President, County National Bank


Messrs. DeGrange and Tate's terms as directors of CN Bancorp, Inc. expire at the 2004 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. McDonald and Clark's terms as directors of CN Bancorp, Inc. expire at the 2005 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. Hein and Warner's terms as directors of CN Bancorp, Inc. expire at the 2006 annual meeting of stockholders of CN Bancorp, Inc.

Jan W. Clark is the chairman of the board of directors and president and chief executive officer of CN Bancorp, Inc., and he is a director and president and chief executive officer of County National Bank. He has held these positions since 1996, with the exception of his position as chairman, which he assumed in May 2000. Mr. Clark was the former president and chief executive officer of another bank located in Glen Burnie, Maryland, having served in that capacity from 1991 to March 1995. Mr. Clark was a director of that bank and its holding company from 1988-1995, where he served on various board of directors' committees. Mr. Clark also served as a director of North Arundel Savings Bank, FSB from 1975 to 1988. Prior to 1991, Mr. Clark was a principal of the accounting firm of Clark and Anderson, of which he was one of the founders. He has been a certified public accountant since 1969.

John E. DeGrange, Sr. has been a director of CN Bancorp, Inc. and of County National Bank since 1996. He became vice chairman of the board of directors of County National Bank in May 1999 and vice chairman of the board of directors of CN Bancorp, Inc., in May 2000. Mr. DeGrange was the president of DeGrange Lumber Company, Inc. from 1962 until November 1995, and from 1965 until 1996 he was an officer of The DeGrange Company, a company formed to hold real estate for DeGrange Lumber Company, Inc. Mr. DeGrange was a director of a local bank from 1984 to 1995 as well as the treasurer of that bank's holding company from 1993 to 1995. Since 1996, Mr. DeGrange has been a self-employed painting contractor.

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

F. Paul Dorr, Jr. has been a director of County National Bank since 1999. Since 1958, Mr. Dorr has owned, and served as the president of, F.P. Dorr & Sons, Inc., an automotive service company located in Crownsville, Maryland. Mr. Dorr was a director of a local bank from 1986 to 1995.

Robert P. Musselman, Sr. has been a director of County National Bank since 1996. Mr. Musselman currently is the president of Musselman's Dodge, Inc. and has served in that capacity for over five years. Mr. Musselman owns a number of businesses in the Anne Arundel County area including Musselman's Dodge, Inc., Robert Musselman's Body Shop, Inc., Modern Builders Plus, Drum Point Associates, Trigroup, LLC and Terrie's Auto Sales. Mr. Musselman was a director of a saving bank from 1986 to 1989.

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

LeRoy C. Taylor has been a director of County National Bank since 1996, and has served as chairman of the bank's audit committee since 1996. Since 1975, Mr. Taylor has been a certified public accountant in private practice in Baltimore and Glen Burnie, Maryland. Mr. Taylor is a member of the Maryland Association of Certified Public Accountants and was a director of the North Anne Arundel County Chamber of Commerce in 1985.

K. Patricia Wellford has been a director of County National Bank since 1996. Mrs. Wellford was a director of a local bank from 1990 to 1995. Mrs. Wellford serves as a director of the Odenton Heritage Society, the Hospice of the Chesapeake, the Odenton Health Association and as an advisory director of the Greater Odenton Improvement Association. From 1994 to 1998, Ms. Wellford served as an administrative aide to a Maryland state delegate. She has been retired since 1998.

Michael T. Storm has been the senior vice president and chief financial officer of County National Bank since 1998 and chief financial officer of CN Bancorp since 2001. Prior to joining County National Bank, he was a self-employed banking consultant during 1997. He was the executive vice president and chief financial officer of Annapolis National Bank from 1990-1997.

Michael L. Derr joined County National Bank in May 2001 as a vice president. From 1999 until 2001, he served as senior vice president and chief operating officer of Harbor Capital National Bank in Rockville, Maryland. Prior to joining the organizing efforts of Harbor Capital National Bank, Mr. Derr was president of MLD Consulting, Inc., a bank consulting company, which he founded in 1998. Mr. Derr previously served as assistant vice president and vice president of operations at a local bank from 1989 to 1998. From 1972 to 1989, Mr. Derr held various positions, including vice president of operations, at another banking institution.

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

         The Company does not currently have an "audit committee financial expert," as defined under the rules of the Securities and Exchange Commission, serving on its Audit Committee. The Company believes that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. The Company does not have any independent directors who would qualify as an audit committee financial expert, as defined. The Company believes that it has been, and may continue to be, impractical to recruit such a director unless and until the Company is significantly larger.

         The Company has adopted a Code of Ethics that applies to the chief executive officer, principal financial officer and principal accounting officer/controller of the Company and its banking subsidiary. The Code of Ethics is attached as Exhibit 10.16.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Not Applicable. CN Bancorp, Inc.'s officers, directors and 10% or greater stockholders are not required to file reports required pursuant to
Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         The following table summarizes the compensation paid to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other executive officer whose salary and bonus exceeded $100,000 for the years ended December 31, 2003 and 2002. Compensation is paid by County National Bank, and no additional compensation is paid by CN Bancorp, Inc.



                           Summary Compensation Table
                           Annual Compensation Vested
               Name and                                                     Interest in       Other Annual
          Principal Position              Year      Salary       Bonus         SERP        Compensation(1) (2)
          ------------------              ----      ------       -----         ----        -------------------

Jan W. Clark                              2003       $163,692      -             $20,320                $10,800
President and CEO,                        2002       $158,493      -             $10,234                 $9,545
 CN Bancorp, Inc. and                     2001       $146,259      -             -                       $8,214
 County National Bank





                           Annual Compensation Vested
               Name and                                                     Interest in       Other Annual
          Principal Position              Year      Salary       Bonus         SERP        Compensation(1) (2)
          ------------------              ----      ------       -----         ----        -------------------
Continued
John G. Warner                            2003       $152,807      -             $15,726                $10,332
Executive Vice President,                 2002       $142,789      -              $7,544                 $9,091
 CN Bancorp, Inc.                         2001       $139,535      -             -                       $8,231
Executive Vice President and COO,
 County National Bank

Michael T. Storm                          2003       $114,288      -              $6,940                 $6,829
Chief Financial Officer,                  2002       $105,683      -             -                       $1,586
 CN Bancorp, Inc.                         2001        $98,903      -             -                       $1,060
Senior Vice President and CFO
 County National Bank

(1) Amounts include car allowances, life insurance premiums and contributions to benefit plans.

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

      Pursuant to the Executive Agreements, County National Bank has agreed to pay certain benefits to each executive upon his retirement, which is defined in the Executive Agreement as 65 years of age, voluntary resignation, involuntary termination or death. While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive. The pre-retirement account is increased or decreased each year by the "Index Retirement Benefit" for the year until the executive's termination of employment, death or retirement.

      Through December 31, 2003, the Executive Agreements define the Index Retirement Benefit as the excess, if any, of earnings on a life insurance policy or policies purchased (or deemed purchased) by County National Bank over County National Bank's cost of funds for purchasing (or its deemed purchase) the policy or policies. Beginning January 1, 2004 the cost of funds factor was eliminated from the Index Retirement Benefit equation. Also eliminated were passive post-retirement benefits to the executives. The Agreements now contain personal services/consulting provisions whereby payments, other than payments of the pre-retirement accounts, depend upon services to be rendered by the executives after retirement. Because the initial cash value (or deemed initial cash value) of the life insurance policies differ for the four executives, the amount in each executive's pre-retirement account will similarly differ. The initial cash value is the starting point from which earnings would accrue on the life insurance policies.

      To effectuate the SERP, County National Bank purchased six life insurance policies for an aggregate one-time premium of $1,200,000. Two policies, each with a one-time premium of $300,000, were purchased on the life of Jan W. Clark; two policies, each with a one-time premium of $200,000, were purchased on the life of John G. Warner; and two policies, each with a one-time premium of $100,000, were purchased on the life of Michael L. Derr.

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

      The following table describes the approximate initial cash value allocated to the four executives, and the current death benefit payable to County National Bank upon the death of the four executives as of December 31, 2003:

       Name                      Initial Cash Value           Death Benefit
       ----                      ------------------           -------------
       Jan W. Clark      -              $600,000                 $1,179,211
       John G. Warner    -              $400,000                 $  927,976
       Michael T. Storm  -              $100,000                       N/A
       Michael L. Derr   -              $100,000                 $  516,050

        Pursuant to the Executive Agreements, if the executive is continuously employed from the effective date of the SERP (June 3, 2002) to retirement age, the executive is entitled to receive the balance in his pre-retirement account in 120 equal monthly installments commencing 30 days following retirement. In addition, County National Bank will pay the executive for personal services each year (and partial year) subsequent to the executive's retirement until the executive's death if rendered in accordance with the Agreement.

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

Director Emeritus
-----------------

         Henry L. Hein serves as a director emeritus to CN Bancorp, Inc. and County National Bank. As a director emeritus, Mr. Hein is invited to attend all board meetings and to participate in board discussions, but is not entitled to vote on any matter submitted to a board. Mr. Hein had served on these boards of directors since 1996, and he retired in May 2002. Mr. Hein receives the same fees for attendance at meetings of the board of directors and committees thereof as do outside directors of County National Bank.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the beneficial ownership of CN Bancorp, Inc.'s common stock as of February 29, 2004 by (i) persons believed by CN Bancorp, Inc. to beneficially own more than five percent (5%) of the common stock; (ii) CN Bancorp, Inc.'s and County National Bank's directors and executive officers; and (iii) all directors and executive officers of CN Bancorp, Inc. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.




                                                                        Total Number of
                                                         Warrants to         Shares
                                            Shares of  Purchase Common    Beneficially      Percentage
             Name and Address                Common     Stock ($10.00)      Owned(a)            of
          of Beneficial Owner(1)              Stock          (c)                           Ownership(b)
----------------------------------------------------------------------------------------------------------

Jan W. Clark(2)                                 12,500           13,400           25,900            1.89%
John E. DeGrange, Sr.(3)                        20,000           45,000           65,000            4.64%
Michael L. Derr                                  1,000                -            1,000            0.07%
Carl L. Hein, Jr.(4)                            26,500           25,000           51,500            3.73%
Gerald V. McDonald (5)                          42,673                -           42,673            3.15%
Robert P. Musselman, Sr.                        76,500           65,000          141,500            9.95%
Daljit S. and Pavanjit Sawhney                  50,000           50,000          100,000            7.11%
Michael T. Storm                                   500                -              500            0.04%
Creston G. Tate                                100,000          100,000          200,000           13.73%
John G. Warner(6)                                8,081           12,031           20,112            1.46%
Directors and Officers as a Group (10
people)                                        337,754          310,431          648,185           38.88%



         (a) The total number of shares beneficially owned includes shares of common stock owned by the named persons as of the date noted above and shares of common stock subject to warrants held by the named persons that are exercisable as of, or within 60 days of, said date.

         (b) The shares of common stock subject to warrants are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

          (c) In June 1997, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock at $10.00 per share. The warrants became exercisable in March 1998 and will expire in March 2006.


(1) Unless otherwise indicated, the address of each person listed in the foregoing table is the address of CN Bancorp, Inc.

 (2) Mr. Clark has sole investment power with respect to 2,600 shares and 13,400 shares issuable upon exercise of warrants, and shares investment and voting power with his wife with respect to 9,900 shares.

(3) Mr. DeGrange has sole investment and voting power with respect to 8,100 shares and shares investment and voting power with his wife with respect to 1,900 shares. Includes 10,000 shares owned by DeGrange Lumber Company, Inc and 45,000 shares issuable upon exercise of warrants owned by DeGrange Family Partnership.

(4) Mr. Hein has sole investment and voting power with respect to 14,050 shares and 25,000 shares issuable upon exercise of warrants. He is the personal representative for the estate of his deceased wife that controls 12,450 shares.

(5) Mr. McDonald has sole investment power with respect to 20,173 shares and shares investment and voting power with his wife with respect to 22,500 shares.

(6) Mr. Warner has sole investment and voting power with respect to 5,431 shares and 12,031 shares issuable upon exercise of warrants. He shares investment and voting power with his mother with respect to 2,650 shares.


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

         CN Bancorp, Inc. provided each common stockholder of record on December 31, 1998 a dividend consisting of a warrant to acquire additional common stock. The warrants were issued on January 4, 1999. Each share of stock owned entitled the stockholder to a warrant to acquire an additional share of common stock for $12.00 per share. As a result, warrants to purchase a total of 860,000 shares were issued. The warrants were exercisable on or after January 5, 2000 and expired on January 5, 2004. Warrant-holders acquired 358,230 shares of common stock under these warrants prior to their expiration.

Lease
-----

         We lease space for our administrative offices and for County National Bank's Glen Burnie branch and Millersville branch from entities controlled by Creston G. Tate, a director of CN Bancorp, Inc. and County National Bank. The terms of the leases are described in Item 2 - "Description of Properties". We believe that the lease terms are at least as favorable as those that could be obtained from an unrelated third party.

Banking Transactions
--------------------

         Our directors and officers and the business and professional organizations with which they are associated have and will continue to have banking transactions, including deposit accounts, loans and loan participations, with County National Bank in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. Loans to directors and officers must comply with County National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from considering any such loan application.


Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits and Financial Statements.

         The following financial statements and exhibits are filed with or incorporated by reference into this report.

          1. The consolidated statements of financial condition of CN Bancorp, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of Beard Miller Company, LLP, independent certified public accountants.

          2. Schedules omitted, as they are not applicable.

          3. List of Exhibits:

         *3.1     Amended Articles of Incorporation of CN Bancorp, Inc.
         *3.2     Amended and Restated Bylaws of CN Bancorp, Inc.
         *4.1     Rights of Holders of Common Stock (as contained in the Amended
                  Articles of Incorporation included herein as Exhibit 3.1)
         *4.2     Form of Common Stock Certificate
         *4.3     Form of Warrant Exercisable for $10.00 per Share
         *4.4     Form of Warrant Exercisable for $12.00 per Share
         +*10.1   Employment Agreement between County National Bank and Jan W.
                  Clark dated December 19, 1996
         +*10.2   Employment Agreement between County National Bank and John G.
                  Warner dated December 19, 1996
         +*10.3   Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Jan W. Clark dated June
                  18, 2002
         +*10.4   Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and John G. Warner dated June 18,
                  2002
         +*10.5   Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Michael T. Storm dated June
                  18, 2002
         +*10.6   Executive Supplemental Retirement Plan Executive Agreement
                  between County National Bank and Michael L. Derr dated June
                  18, 2002
         *10.7    Ground Lease Agreement dated July 1, 1996 between Tate Dodge,
                  Inc. and County National Bank
         *10.8    First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County
                  National Bank
         *10.9    Ground Lease Agreement dated September 16, 1996 between Grace
                  Anna Muhl and County National Bank
       ** 10.10   Lease dated January 1, 2003 between Ara A. and Mary Lou
                  Ayanian and County National Bank
         +10.11   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and Jan
                  W. Clark dated June 18, 2002

         +10.12   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and John
                  G. Warner dated June 18, 2002
         +10.13   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank
                  and Michael L. Derr dated June 18, 2002
         +10.14   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank
                  and Michael T. Storm dated June 18, 2002
         10.15    Ground Lease Agreement between Tate Veterans Highway, LLC and
                  County National Bank
         13       2003 Annual Report to Stockholders
         14       Code of Ethics
                  *21.1    Subsidiaries of CN Bancorp, Inc.
         31.1     Rule 13a-14(a) /15d-14(a) Certification - CEO
         31.2     Rule 13a-14(a) /15d-14(a) Certification  - CFO
         32.1     Certification of Periodic Financial Report pursuant to 18
                  U.S.C.  Section 1350 - CEO
         32.2     Certification of Periodic Financial Report pursuant to 18
                  U.S.C.  Section 1350 - CFO

         The exhibits which are denominated with an asterisk (*) were previously filed by CN Bancorp, Inc. as a part of, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460 and, as to exhibit denominated with a double asterisk (**) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2002 Form 10KSB. . Exhibits denominated with a "+" are compensatory plans or arrangements.


(b)      Reports of Form 8-K.

         The Company filed a Form 8-K dated October 15, 2003 under Items 7, 9 and 12 reporting unaudited information as to year to date net income, balances of certain assets and liabilities and other matters.


Item 14.  Principal Accountant Fees and Services

         The Company engaged Anderson Associates, LLP, its principal accountant during the years ended December 31, 2003 an 2002, to perform various services. All services were pre-authorized and requested by the Audit Committee of the Company prior to services being performed. Anderson Associates, LLP merged with Beard Miller Company LLP (Beard Miller) in January 2004 and the Company engaged Beard Miller as its independent accountant. No payments were made to Beard Miller during 2003 or 2002. Below is a schedule of billing from Anderson Associates, LLP by year of related service during 2003 and 2002.



                       2003           2002                          Comments
                       ----           ----                          --------

 Audit fees            $11,655        $21,654      Audit services and reviews of SEC filings
 Audit-Related fees          -              -
 Tax fees                  250          1,550      Preparation of income and related tax returns
 All Other fees              -          6,000      Audit Committee directed procedures- internal audit activities
                    -----------    -----------
                       $11,905        $29,204
                    ===========    ===========



         Audit and tax fees for 2003 are anticipated to total $13,350 and $1,550, respectively. At December 31, 2003, $3,800 of the 2003 audit fees had been billed and included in the above schedule but were not paid until January 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CN Bancorp, Inc.


Date : March 15, 2004                      By:     /s/ Jan W. Clark
                                                  ---------------------
                                                       Jan W. Clark
                                                   President and Chief Executive
                                                   Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                                    Position                                                 Date
----                                    --------                                                 -----

 /s/Jan W. Clark                        Chairman of the Board of Directors,                      March 15, 2004
--------------------------              President, Chief Executive Officer,
Jan W. Clark                            (Principal Executive Officer)

                                        Chief Financial Officer (Principal Financial and         March 15, 2004
/s/ Michael T. Storm                    Accounting Officer)
------------------------------
Michael T. Storm

/s/ John E. DeGrange, Sr                Vice Chairman of the Board of Directors                  March 15, 2004
------------------------
John E. DeGrange, Sr.


 /s/ Carl L. Hein, Jr.                  Treasurer and Director                                   March 15, 2004
----------------------
Carl L. Hein, Jr.


 /s/ Creston G. Tate                    Director                                                 March 15, 2004
--------------------
Creston G. Tate


/s/ John G. Warner                      Executive Vice President and Director                    March 15, 2004
-------------------
John G. Warner


/s/Gerald V. McDonald                   Director                                                 March 15, 2004
---------------------
Gerald V. McDonald




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