Form 10QSB
period 2004-03-31
CN BANCORP INC
filed 2004-05-06
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               __________________

                  For the Quarterly Period Ended March 31, 2004
                        Commission File Number 333-100460

                               __________________

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

                               __________________

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

         At April 30, 2004, the issuer had 1,356,545 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                  YES __ NO _X_




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                December 31, 2003 and March 31, 2004 (Unaudited)



                                                                     (Unaudited)         December
                                                                   March 31, 2004        31, 2003
                                                                    ------------      ------------
       ASSETS

Cash and due from banks                                             $  2,748,798         4,163,586
Federal funds sold                                                    13,798,590         6,782,093
Interest bearing deposits                                              3,819,170         2,862,991
Investment securities - available for sale                            20,563,379        17,505,600
Investment securities - held to maturity                               8,090,322         8,208,601
Other securities                                                         767,100           641,500
Loans receivable, net of allowance for loan losses of $731,000
    at March 31, 2004 and $720,000 at December 31, 2003               72,941,561        70,158,853
Accrued interest receivable on loans and securities                      473,187           459,700
Property, equipment and leasehold improvements, net                    4,369,422         4,052,534
Deferred income taxes                                                     56,128           112,489
Cash surrender value of life insurance                                 1,302,953         1,293,665
Prepaid expenses and other assets                                        178,304           196,693
                                                                    ------------      ------------
             Total Assets                                           $129,108,914       116,438,305
                                                                    ============      ============

LIABILITIES

Deposits                                                            $109,518,923        99,309,796
Securities sold under agreements to repurchase                         2,564,527         1,452,972
Official checks                                                        1,203,868         1,210,862
Dividends payable                                                         54,262            37,942
Accounts payable and accrued expenses                                    447,407           290,311

                                                                    ------------      ------------
             Total Liabilities                                       113,788,987       102,301,883
                                                                    ------------      ------------


STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares
    None issued or outstanding                                              --                --
Common stock - $10 par value; authorized 5,000,000 shares
   Issued and outstanding: 1,356,545 shares at March 31, 2004
       and 1,264,745 at December 31, 2003                             13,565,450        12,647,450
Additional paid in capital                                               889,330           705,730
Retained earnings                                                        754,244           781,891
Accumulated other comprehensive income:
      Unrealized gains on securities available for sale                  110,903             1,351
                                                                    ------------      ------------

             Total Stockholders' Equity                               15,319,927        14,136,422
                                                                    ------------      ------------

            Total Liabilities and Stockholders' Equity              $129,108,914       116,438,305
                                                                    ============      ============



The accompanying notes are integral to these financial statements.




                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               ----------------------------
                                                                 2004              2003
                                                             -----------       -----------
Interest income:
   Interest and fees on loans                                $ 1,074,273         1,018,136
   Federal funds sold                                             25,615            36,188
   Certificates of deposit                                        15,605             6,019
   Securities                                                    205,019           162,647
                                                             -----------       -----------
                                                               1,320,512         1,222,990
                                                             -----------       -----------
Interest expense:
   Certificates of deposit, $100,000 or more                      66,851            76,243
   Other deposits                                                199,195           281,785
   Note payable                                                     --               2,563
   Repurchase agreements                                           4,249             3,073
                                                             -----------       -----------
                                                                 270,295           363,664
                                                             -----------       -----------

      Net interest income                                      1,050,217           859,326

Provision for loan losses                                         36,615            28,161
                                                             -----------       -----------
      Net interest income after provision for loan losses      1,013,602           831,165
                                                             -----------       -----------

Other income:
   Fees and service charges from
      depository accounts                                        179,153           154,396
  Gain (loss) on sales of available for sale securities             (625)           43,623
  Cash surrender value of life insurance increase                  9,288            15,802
  Other income                                                    22,830            20,289
                                                             -----------       -----------
                                                                 210,646           234,110
                                                             -----------       -----------
Operating expenses:
   Compensation and related expenses                             555,203           468,744
   Occupancy expense                                             100,112            81,276
   Depreciation and amortization                                  99,795            83,255
   Consulting expense                                             14,180            14,598
   Data processes expense                                         47,896            41,776
   Director fees                                                  18,900            19,450
   Marketing expense                                              51,086            18,699
   Equipment maintenance costs                                    28,680            21,885
   Stationery and office supplies                                 30,809            17,452
   Other operating expenses                                      141,198           137,565
                                                             -----------       -----------
                                                               1,087,859           904,700
                                                             -----------       -----------
Income before income taxes                                       136,389           160,575
Income tax expense                                                41,947            49,657
                                                             -----------       -----------
             NET INCOME                                      $    94,442           110,918
                                                             ===========       ===========

Basic earnings per share                                     $       .07       $       .13
                                                             ===========       ===========
Diluted earnings per share                                   $       .06       $       .10
                                                             ===========       ===========



The accompanying notes are integral to these financial statements.




                                                        CN BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Three Months ended March 31, 2003 and 2004 (Unaudited)

                                                                                                Accumulated
                                                              Additional                           Other
                                               Common           Paid in        Retained        Comprehensive
                                                Stock           Capital        Earnings            Income              Total
                                            --------------    ------------    -----------    -------------------    -------------

December 31, 2002                                8,600,000          (99,521)           441,150            53,595         8,995,224
Comprehensive income:
   Net income March 31, 2003                                                           110,918                             110,918

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $8,369                                                                     16,246            16,246

  Reclassification adjustment for gains
    Included in net income, net of
    tax of $14,832                                                                                       (28,791)          (28,791)
                                                                                                                      ------------
        Total comprehensive income                                                                                          98,373

Proceeds from sale of common stock,
    net of offering costs of $156,947              348,770                                                                 348,770

Dividends ($.03 per share)                                                             (26,846)                            (26,846)

                                              ------------     ------------       ------------      ------------      ------------
March 31, 2003                                $  8,948,770          (99,521)           525,222            41,050         9,415,521
                                              ============     ============       ============      ============      ============

December 31, 2003                             $ 12,647,450          705,730            781,891             1,351        14,136,422

Comprehensive income- unaudited:
   Net income March 31, 2004                                                            94,442                              94,442

   Change in unrealized gains and
     losses on securities available
     for sale, net of taxes of $56,236                                                                   109,127           109,127

  Reclassification adjustment for losses
    Included in net income, net of
    tax of $200                                                                                              425               425
                                                                                                                      ------------
           Total comprehensive income                                                                                      203,994

Proceeds from warrant exercises                    918,000          183,600                                              1,101,600

Dividends ($.09 per share)                                                            (122,089)                           (122,089)

                                              ------------     ------------       ------------      ------------      ------------
March 31, 2004                                $ 13,565,450          889,330            754,244           110,903        15,319,927
                                              ============     ============       ============      ============      ============


The accompanying notes are integral to these financial statements.




                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                    -------------------------------
                                                                        2004                2003
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     94,442            110,918
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                                99,795             83,255
  Loss (gain) on sales of securities                                         625            (43,623)
  Increase in accrued interest receivable                                (13,487)           (24,383)
  Deferred income taxes                                                      (75)           (19,520)
  Provision for loan losses                                               36,615             28,161
  Decrease in other assets                                                18,389             93,272
  Increase in other liabilities                                          157,096             88,537
  Increase (decrease) in official checks                                  (6,994)           291,097
  Increase in cash surrender value of life insurance                      (9,288)           (15,802)
  Amortization of premium/discount and other                              10,231              5,496
                                                                    ------------       ------------
Net cash provided by operating activities                                387,349            597,408
                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                 (2,819,323)          (801,603)
Redemption of (investment in) interest bearing deposits                 (956,179)            13,062
Investment in securities - available for sale                         (6,011,585)        (3,005,000)
Investment in securities - held to maturity                                 --           (3,030,938)
Investment in other securities                                          (125,600)           (15,300)
Principal proceeds from redemption of securities                       1,227,842          2,038,430
Proceeds from sales of available for sale securities                   1,999,375          3,032,344
Purchase of property, equipment and leasehold
   improvements                                                         (416,683)           (13,125)
                                                                    ------------       ------------
Net cash used by investing activities                                 (7,102,153)        (1,782,130)
                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                  10,209,127            440,237
Net increase in securities sold under agreements to repurchase         1,111,555            865,339
Note payable repayment                                                      --             (250,000)
Sale of common stock, net of offering costs                                 --              348,770
Proceeds from warrant exercises                                        1,101,600               --
Dividends paid                                                          (105,769)           (25,800)

                                                                    ------------       ------------
Net cash provided by financing activities                             12,316,513          1,378,546
                                                                    ------------       ------------





The accompanying notes are integral to these financial statements.






                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                            --------------------------------------
                                                                 2004                  2003
                                                            ----------------      ----------------

Net increase in cash                                             $5,601,709               193,824
Cash at beginning of period                                      10,945,679            16,122,469

                                                            ----------------      ----------------
Cash at end of period                                           $16,547,388            16,316,293
                                                            ================      ================


Cash and cash equivalents consist of:
     Cash and due from banks                                     $2,748,798             3,037,389
     Federal funds sold                                          13,798,590            13,278,904
                                                            ----------------      ----------------
                                                                $16,547,388            16,316,293
                                                            ================      ================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements                $243,332               373,379
                                                            ================      ================

Income taxes paid                                                   $24,500                10,000
                                                            ================      ================






The accompanying notes are integral to these financial statements.

                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year's method of presentation.

Note B - Business

The Company was incorporated in January 1996 under the laws of the State of Maryland to serve as a bank holding company and formed County National Bank (the
Bank) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Bank opened on December 19, 1996. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to government supervision, regulations and control.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2003 and March 31, 2004.

Note E - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents shares consist of warrants, calculated using the treasury stock method.



                                                          Three Months Ended March 31:
                                                         2004                      2003
                                                   -----------------          ---------------
    Weighted average shares outstanding                   1,352,510                  864,559
    Common stock equivalents                                108,204                  254,858
    Average common shares and equivalents                 1,460,714                1,119,417
    Net income                                              $94,442                 $110,918
    Basic earnings per share                                   $.07                     $.13
    Diluted earnings per share                                 $.06                     $.10







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. should be read in conjunction with CN Bancorp, Inc.'s audited consolidated financial statements, including the related footnotes.

CRITICAL ACCOUNTING POLICIES

         CN Bancorp, Inc.'s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

         CN Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. CN Bancorp, Inc.'s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

FINANCIAL CONDITION

         Assets increased $12,670,609 (10.9%) to $129,108,914 at March 31, 2004
from $116,438,305 at December 31, 2003. Increases in loans, federal funds and securities comprised the majority of the increase in total assets. The increase in assets was funded by increases in liabilities of $11,487,104 (11.2%) during the first three months of 2004 and the proceeds from the exercise of stock warrants in the amount of $1,101,600. The increase in liabilities was primarily attributable to the increase in deposits.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $2,782,708 (4.0%) to $72,941,561 at March 31, 2004 from $70,158,853 at December 31, 2003. This increase was attributable to the increase in commercial real estate loans, commercial loans and construction loans. Loans receivable, net comprised 56.5% of total assets ($129,108,914) at March 31, 2004 and 60.3% of total assets ($116,438,305) as of
December 31, 2003.

         The allowance for loan losses was $731,000 (.99% of loans) at March 31, 2004 and $720,000 (1.02% of loans) at December 31, 2003. At March 31, 2004, non-
accrual loans, most of which are
commercial loans, totaled $90,414 (.12% of total loans and .07% of assets) as compared to $110,931 (.16% of total loans and .10% of assets) at December 31, 2003. The allowance for loan losses was 812.22% of non-performing loans at March 31, 2004 (648.65% at December 31, 2003). There were no loans past due ninety days and still accruing interest at March 31, 2004 or December 31, 2003.

         Loans receivable, net is comprised of the following:

                                           March 31,        December 31,
                                       ----------------------------------
                                             2004             2003
                                       ----------------------------------
Real estate -construction              $  3,633,171          3,087,734
Residential real estate                  20,972,183         20,998,556
Commercial real estate                   25,143,732         23,625,527
Commercial-other                         19,861,995         18,953,973
Installment and other                     4,048,495          4,196,873
                                       ------------       ------------
                                         73,659,576         70,862,663
Unearned loan fees and costs, net            12,985             16,190
                                       ------------       ------------
                                         73,672,561         70,878,853
ALL                                        (731,000)          (720,000)
                                       ------------       ------------
                                       $ 72,941,561         70,158,853
                                       ============       ============



         The securities portfolio at March 31, 2004 amounted to $29,420,801, an increase of $3,065,100, or 11.6% from the amount at December 31, 2003 as funds obtained through deposit increases and exercise of warrants, and not invested in loans, were invested in securities. Available for sale investment securities increased to $20,563,379 at March 31, 2004 from $17,505,600 at December 31, 2003. Held to maturity securities decreased to $8,090,322 at March 31, 2004 from $8,208,601 at December 31, 2003. The carrying value of available for sale securities includes net unrealized appreciation of $168,035 at March 31, 2004 (reflected as unrealized appreciation of $110,903 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $2,047 ($1,351 after deferred taxes) as of December 31, 2003.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $10,209,127 (10.3%) to $109,518,923 at March 31, 2004 from $99,309,796 at December 31, 2003. Non-interest bearing deposits increased $2,560,463 or 9.5%, savings deposits increased $5,887,637 or 21.1%, interest bearing demand deposits increased $2,594,927 or 22.0% and certificates of deposit decreased $833,900 or 2.6% during the three months ended March 31, 2004. Certificates of deposit in amounts of $100,000 and over totaled $12,478,908 at March 31, 2004 and $12,687,150 at December 31, 2003.
Approximately $2 million of the increase in total deposits was attributable to a new branch that opened in January 2004 located in Millersville, Maryland.

         Deposits are comprised of the following:

                                        March 31,        December 31,
                                    ----------------------------------
                                          2004             2003
                                    ----------------------------------

Non-interest bearing deposits         $ 29,658,242        27,097,779
Savings deposits                        33,769,153        27,881,516
Interest bearing demand deposits        14,378,237        11,783,310
Certificates of deposit                 31,713,291        32,547,191
                                      ------------      ------------
                                      $109,518,923        99,309,796
                                      ============      ============


         Total stockholders' equity was $15,319,927 at March 31, 2004 representing an increase of $1,183,505 from December 31, 2003. The increase from December 31, 2003 was attributable to earnings of $94,442, proceeds from the exercise of warrants of $1,101,600, and an increase in unrealized gains on available for sale investment securities, net of taxes, of $109,552, less dividends of $122,089 ($0.09 per share). Dividends included a special $.05 per share dividend declared and paid during quarter.

         At March 31, 2004, we continued to exceed all regulatory capital requirements to be considered a "well capitalized" financial institution under federal regulations.

RESULTS OF OPERATIONS

Net income

         Net income for the three months ended March 31, 2004 was $94,442 or $.07 per share ($.06 per share fully diluted), a decrease of $16,476, or 14.9%, from $110,918 or $.13 per share ($.10 per share fully diluted) during the three months ended March 31, 2003. Net income decreased during the first quarter of 2004 as compared to the first quarter of 2003 because of the following:

         1. County National Bank opened a new branch in January 2004 causing additional expenses (employee compensation, rent, asset depreciation, etc) during 2004 versus 2003.

         2. In connection with the opening of the new branch, marketing efforts were increased with accompanying additional expenses.

         3. During the first quarter of 2003, CN Bancorp, Inc. had gains on sales of securities in the amount of $43,623. During the first quarter of 2004, securities sales resulted in a loss of $625.

         During the last quarter of 2003 and the first quarter of 2004, warrants to purchase CN Bancorp, Inc. common stock were exercised increasing the average outstanding shares of common stock to 1,352,510 in the first quarter of 2004 from 864,559 in the first quarter of 2003. CN Bancorp, Inc. has not yet fully invested the addition capital from the common stock sales in loans resulting in a decrease in earnings per share to $0.07 ($0.06 fully diluted) in the first quarter of 2004 from $0.13 ($0.10 fully diluted) in the first quarter of 2003.

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

         Total interest income increased by $97,522 or 8.0% to $1,320,512 for the three months ended March 31, 2004 as compared to the first three months of 2003. This increase in interest income was primarily attributable to the increase in interest earning assets during 2004. The increase from earning assets was partially offset by a decline in yields on the earning assets. The continuing low interest rate environment has resulted in reduced yields on loans and security investments. Average interest earning assets increased by approximately $16,088,000 or 16.9% to $111,478,000 in the first three months of 2004 as compared to $95,390,000 in the first three months of 2003 and the yield on the interest earning assets declined to 4.74% in the first three months of 2004 from 5.20% in the first three months of 2003.

         Interest expense decreased by $93,369 or 25.7% to $270,295 for the three months ended March 31, 2004 as compared to $363,664 during the first three months of 2003. This decrease was primarily attributable to reduced market interest rates, particularly their effect on certificates of deposits that re-priced during 2004. The reduction in interest expense from reduced interest rates was offset in part by interest costs resulting from an increase in average interest bearing liabilities during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average interest bearing liabilities increased by approximately $5,033,000 or 7.0% to $76,672,000 in the three months ended March 31, 2004 as compared to $71,639,000 in the three months ended March 31, 2003 and the cost of the interest bearing funds declined to 1.41% in the first three months of 2004 from 2.06% in the first three months of 2003.

         Net interest income increased by $190,891 or 22.2% during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Net interest income increased because the growth of interest earning assets exceeded the growth of interest bearing liabilities and the net interest spread increased from 3.14% to 3.33%. The net interest margin was 3.77% and 3.65% in the three months ended March 31, 2004 and March 31, 2003, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the three months ended March 31, 2004 and 2003:



             AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

                                                              Three Months Ended March 31,
(in thousands)                                             2004                          2003
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Assets:
Interest-Earning Assets:
  Federal funds sold                            $10,169        $26   1.02%     $12,129       $36    1.20%
  Interest bearing deposits                       3,173         16   2.02%       1,925         6    1.26%
  Investment securities                          26,764        205   3.06%      18,594       163    3.56%


  Loans receivable                               72,105      1,073   5.95%      63,498     1,018    6.50%
     Allowance for loan losses                     (733)          -       -       (756)         -        -
                                             ------------------------------ ------------------------------

                                                 71,372      1,073   6.01%      62,742     1,018    6.58%
                                             ------------------------------ ------------------------------
     Total Interest Earning Assets              111,478      1,320   4.74%      95,390     1,223    5.20%
                                             ------------------------------ ------------------------------
Non-interest Earning Assets                       9,972                          8,359
                                             -----------                    -----------
          Total Assets                         $121,450                       $103,749
                                             ===========                    ===========
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
  Interest bearing demand deposits              $12,524        $14   0.45%     $12,834       $19    0.60%
  Savings accounts                               29,771         60   0.81%      22,759        59    1.05%
  Time deposits                                  32,099        192   2.39%      34,135       280    3.33%
  Note payable                                        -          -       -         250         3    4.87%
  Securities sold under agreements
    to repurchase
                                                  2,278          4    .70%           3       .73%  1,661
                                             ------------------------------ ------------------------------
     Total Interest Bearing Liabilities          76,672        270   1.41%      71,639       364    2.06%
                                             ------------------------------ ------------------------------
Non-interest Bearing Liabilities:
  Demand deposits
                                                 29,367                         22,942
  Other                                             397                            250
                                             -----------                    -----------
         Total Liabilities                      106,436                         94,831
Stockholders' Equity                             15,014                          8,918
                                             -----------                    -----------
         Total Liabilities and Equity          $121,450                       $103,749
                                             ===========                    ===========
                                                        -----------                    ----------
Net Interest Income                                         $1,050                          $859
                                                        ===========                    ==========

Net Interest Spread                                                  3.33%                          3.14%
Net Interest Margin                                                  3.77%                          3.65%
Ratio of Interest-Earning Assets
  to Interest-Bearing Liabilities               145.40%                        133.15%


Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.


         The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first three months of 2004 versus the first three months of 2003. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.



                                                         2004 vs. 2003
                                                         -------------
                                                            Increase      (Decrease)
                                              Volume          Rate           Total
                                           -------------------------------------------
Interest-Earning Assets:
   Federal funds and interest bearing
     deposits with banks                   $  (1,948)            961            (987)
   Securities                                 70,486         (28,114)         42,372
   Loans receivable                          135,882         (79,745)         56,137
                                          ------------------------------------------
      Net Change in Interest Income          204,420        (106,898)         97,522
                                          ------------------------------------------

Interest Bearing Liabilities:
   Interest bearing deposits                  58,408        (150,389)        (91,981)
   Note payable                               (2,564)           --            (2,564)
   Securities sold under agreements
      to repurchase                            1,141              35           1,176
                                          ------------------------------------------
      Net Change in Interest Expense          56,985        (150,354)        (93,369)
                                          ------------------------------------------

      Change in Net Interest Income        $ 147,435          43,456         190,891
                                          ===========================================



Provision for Loan Losses

         The provision for loan losses represents the amount charged against earnings and is determined based upon several factors including: a continuous review of delinquency rates; delinquent, classified and nonaccrual loans, large loans and overall portfolio quality; regular examination and review of the portfolio by regulatory authorities and third party loan review firms; analytical review of loan charge off experience; historical experience; concentrations of risk, if any; and management's judgment relative to economic conditions and the nature of the portfolio. Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The provision for loan losses and the allowance for loan losses are based on management's ongoing assessment of CN Bancorp, Inc.'s credit exposure and consideration of certain other relevant factors using a consistent methodology. There were no significant changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance.

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

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating upon inception based upon risk rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting standard exceptions and loan concentrations are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates as we have limited historical loss data because of the relatively short period of time that we have been operating. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it falls in, and is reasonably situated within, the range. In addition, on at least a quarterly basis, we compare our allowance for loan losses (as a percent of loans) to peer group levels to ascertain the reasonableness of our estimates.

         The provision for loan losses was $36,615 during the three months ended March 31, 2004 as compared to $28,161 for the three months ended March 31, 2003.

         The allowance for loan losses represents 0.99% and 1.02% of loans receivable at March 31, 2004 and December 31, 2003, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.'s loan loss experience for the three months ended March 31, 2004 and March 31, 2003 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.



                                                Three Months     Three Months
                                                     Ended           Ended
                                                March 31, 2004   March 31, 2003
                                                --------------  --------------
(in thousands)
Allowance for loan losses:
Beginning balance                                $    720               745

   Charge-offs:
      Commercial loans                                (14)             --
      Consumer loans                                  (14)               (6)
   Recoveries                                           2              --
   Provision for loan losses                           37                28
                                                 --------          --------
Ending balance                                   $    731               767
                                                 ========          ========
Ratios:
Net charge-offs to average loans                     0.04%             0.01%
Net charge-offs to provision for loan losses        70.27%            21.43%
Allowance for loan losses to loans receivable        0.99%             1.18%

                                                 ========          ========
Loans receivable before ALL                      $ 73,673            64,908
                                                 ========          ========
Average loan balances                            $ 72,105            63,498
                                                 ========          ========


Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income decreased $23,464 or 10.0%, to $210,646 for the three months ended March 31, 2004 as compared to $234,110 for the three months ended March 31, 2003. This decrease was primarily attributable to gains on sales of securities of $43,623 in the three months ended March 31, 2003 as compared to a $625 loss on sales of securities in 2004. Also, contributing to the decrease in non-interest income was the decrease in the additions to the cash surrender value of owned life insurance policies of $6,514 resulting from the lower interest rate environment during 2004. These declines were partially offset by increases in fees and services charges from deposit account activity of $24,757 in the first quarter of 2004 as compared to the first quarter of 2003.

Non-interest Expense

         Non-interest expense was $1,087,859 during the three months ended March 31, 2004 representing an increase of $183,159 or 20.3%, as compared to $904,700 during the three months ended March 31, 2003. The primary reason for the increase was the opening of a new branch in January 2004 resulting in increased operating expenses. Compensation and benefits increased $86,459 (18.4%) because of new branch personnel, normal salary increases, increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increased $18,836 (23.2%) and depreciation and amortization increased $16,540 (19.9%) because of the new branch location. Marketing efforts were increased because of the new branch resulting in $51,086 in marketing expenses in the first quarter of 2004 as compared to $18,699 in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $41,947 (30.7% of pre-tax net income) for the three months ended March 31, 2004 as compared to $49,657 (30.9% of pre-tax net income) for the three months ended March 31, 2003.

LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $16,547,388 at March 31, 2004 compared to $10,945,679 at December 31, 2003. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2004, available for sale debt securities totaled $20,563,379 as compared to $17,505,600 at December 31, 2003.

         Liability liquidity sources include attracting deposits at competitive rates. In addition, CN Bancorp, Inc. has established a $1.5 million unsecured fed funds borrowing facility and a $2.5 million secured borrowing facility with a correspondent commercial bank as a reliable source for short-term funds. Borrowings under the secured facility would be collateralized by securities in the investment portfolio. CN Bancorp, Inc. has never borrowed funds under this facility.

         CN Bancorp, Inc. has sufficient liquidity to meet its needs. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in CN Bancorp, Inc.'s inability to meet anticipated or unexpected liquidity needs.

         CN Bancorp, Inc. is a single bank holding company with no current business operations other than managing its investment in County National Bank and holding cash. CN Bancorp, Inc. pays its expenses from its own cash and from dividends from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National

Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at March 31, 2004 total $2,003,613 ($2,172,057 at December 31,
2003).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $9,077,606 at March 31, 2004 ($9,156,931 at December 31, 2003). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2003 were as follows:

                       Year Ending
                       December 31,
                       ------------
                           2004                            221,442
                           2005                            227,520
                           2006                            141,900
                           2007                             70,800
                           2008                             25,000


CAPITAL ADEQUACY

         Risk-based capital provides the basis for which all banks are evaluated by regulators in terms of capital adequacy by assigning varying risk weights to the individual assets held by a bank. Weights are also assigned to the "credit-equivalent" amounts of certain off-balance sheet items. Under applicable regulations, banks are rated as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" based upon their capital levels. Banks that are classified as "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" are subject to increased regulatory oversight. The table below provides a comparison of CN Bancorp, Inc.'s consolidated (Company) and County National Bank's (Bank) risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the indicated periods.


                                                                                 Minimum Ratios
                                                                   -------------------------------------------
                                 March 31,         December 31,      To be "Adequately         To be "Well
                                    2004               2003             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------

         Total capital:
            Company                19.9%              19.6%                 8.0%                    -
            Bank                   14.0%              14.6%                 8.0%                  10.0%
         Tier I:
            Company                18.9%              18.6%                 4.0%                    -
            Bank                   13.1%              13.6%                 4.0%                  6.0%
         Leverage Total:
            Company                12.6%              12.3%                 4.0%                    -
            Bank                    8.6%               8.9%                 4.0%                  5.0%



         At March 31, 2004 and December 31, 2003, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

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

                           FORWARD LOOKING STATEMENTS

         The Company makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

Item 3. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         In January 2004, CN Bancorp, Inc. issued 91,800 shares of its common stock, par value $10.00 per share, for proceeds of $1,101, 600 upon exercise of warrants that expired on January 5, 2004. The warrants, which had a cash exercise price of $12.00 per share of common stock, were issued in January 1999 to then current shareholders in a transaction not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933, and became exercisable on January 4, 2000.

         There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first three months of 2004.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          31(a),(b)         Rule 13a-14(a)/15d-14(a) Certifications
          32(a),(b)         18 U.S.C. Section 1350 Certifications

         (b) Reports of Form 8-K.

         CN Bancorp, Inc. filed three Form 8-K's during the first quarter of 2004:

                  FORMS 8-K and 8-KA (amended 8-K) dated January 5, 2004 and January 9, 2004, respectively - Item 4 Change in Certifying Accountant.

                  Form 8-K dated January 15, 2004 - Item 7 and Item 12: CN Bancorp, Inc.'s letter to stockholders


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CN Bancorp, Inc.


           Date :    May  5, 2004         By:     /s/ Jan W. Clark
                                                 ------------------
                                                      Jan W. Clark
                                                      President and Chief
                                                      Executive Officer


           Date :    May 5, 2004         By:     /s/ Michael T. Storm
                                                ---------------------
                                                     Michael T. Storm
                                                     Chief Financial Officer