Form 10QSB
period 2004-06-30
CN BANCORP INC
filed 2004-08-10
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004
                        Commission File Number 333-100460

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

         At July 31, 2004, the issuer had 1,359,992 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                  YES __ NO _X_




                         PART I - FINANCIAL INFORMATION
                                       1

Item 1. Financial Statements

                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 December 31, 2003 and June 30, 2004 (Unaudited)



                                                                          (Unaudited)
                                                                            June 30,           December 31,
                                                                              2004                 2003
                                                                         ----------------     --------------
       ASSETS

       Cash and due from banks                                                $4,061,202          4,163,586
       Federal funds sold                                                     13,137,654          6,782,093
       Interest bearing deposits                                               3,830,654          2,862,991
       Investment securities - available for sale                             21,489,655         17,505,600
       Investment securities - held to maturity                                7,873,178          8,208,601
       Other securities                                                          767,100            641,500
       Loans receivable, net of allowance for loan losses of $764,500
           at June 30, 2004 and $720,000 at December 31, 2003                 74,897,541         70,158,853
       Accrued interest receivable on loans and securities                       476,433            459,700
       Property, equipment and leasehold improvements, net                     4,315,564          4,052,534
       Deferred income taxes                                                     227,777            112,489
       Cash surrender value of life insurance                                  1,316,000          1,293,665
       Prepaid expenses and other assets                                          84,702            196,693
                                                                         ----------------     --------------
                    Total Assets                                            $132,477,460        116,438,305
                                                                         ================     ==============

       LIABILITIES

       Deposits                                                             $113,189,599         99,309,796
       Securities sold under agreements to repurchase                          1,963,500          1,452,972
       Official checks                                                         1,857,892          1,210,862
       Dividends payable                                                          54,262             37,942
       Accounts payable and accrued expenses                                     348,507            290,311

                                                                         ----------------     --------------
                    Total Liabilities                                        117,413,760        102,301,883
                                                                         ----------------     --------------


       STOCKHOLDERS' EQUITY
       Preferred stock - $.01 par value; authorized 5,000,000 shares.
           None issued or outstanding                                                  -                  -
       Common stock - $10 par value; authorized 5,000,000 shares.
          Issued and outstanding: 1,356,545 shares at June 30, 2004
              and 1,264,745 at December 31, 2003                              13,565,450         12,647,450
       Additional paid in capital                                                889,330            705,730
       Retained earnings                                                         847,045            781,891
       Accumulated other comprehensive income (loss):
             Unrealized gains (losses) on securities available for sale        (238,125)
                                                                                                      1,351
                                                                         ----------------     --------------

                    Total Stockholders' Equity                                15,063,700         14,136,422
                                                                         ----------------     --------------

                   Total Liabilities and Stockholders' Equity               $132,477,460        116,438,305
                                                                         ================     ==============


The accompanying notes are integral to these financial statements.





                                            CN BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Six and Three Months ended June 30, 2004 and 2003 (Unaudited)

                                                       Six Months Ended                    Three Months Ended
                                                           June 30,                             June 30,
                                                    2004               2003              2004               2003
                                               ---------------    ---------------    --------------    ---------------
Interest income:
   Interest and fees on loans                      $2,171,966          2,049,464         1,097,693          1,031,328
   Federal funds sold                                  54,922             75,628            29,307             39,440
   Interest bearing deposits                           30,352             13,162            14,747              7,143
   Securities                                         434,667            329,449           229,648            166,802
                                               ---------------    ---------------    --------------    ---------------
                                                    2,691,907          2,467,703         1,371,395          1,244,713
                                               ---------------    ---------------    --------------    ---------------
Interest expense:
   Certificates of deposit, $100,000 or more          132,087            148,064            65,236             71,821
   Other deposits                                     390,502            531,518           191,307            249,733
   Note payable                                             -              2,563                 -                  -
   Repurchase agreements                                7,807              8,155             3,558              5,082
                                               ---------------    ---------------    --------------    ---------------
                                                      530,396            690,300           260,101            326,636
                                               ---------------    ---------------    --------------    ---------------

             Net interest income                    2,161,511          1,777,403         1,111,294            918,077

Provision for loan losses                              77,334             61,537            40,719             33,376
            Net interest income after
                                               ---------------    ---------------    --------------    ---------------
              provision for loan losses             2,084,177          1,715,866         1,070,575            884,701
                                               ---------------    ---------------    --------------    ---------------

Other income:
   Fees and service charges from
      depository accounts                             378,006            336,594           198,853            182,198
   Gain (loss) on sales of securities                   (625)             43,623                 -                  -
   Cash surrender value of life
       insurance increase                              22,335             30,656            13,047             14,854
   Other income                                        47,519             40,875            24,689             20,586
                                               ---------------    ---------------    --------------    ---------------
                                                      447,235            451,748           236,589            217,638
                                               ---------------    ---------------    --------------    ---------------
Operating expenses:
   Compensation and related expenses                1,126,955            956,479           571,752            487,735
   Occupancy expense                                  195,523            158,713            95,411             77,437
   Depreciation and amortization                      205,099            166,637           105,304             83,382
   Consulting expense                                  42,184             41,680            28,004             27,082
   Data processes expense                              94,058             83,691            46,162             41,915
   Director fees                                       37,650             38,650            18,750             19,200
   Marketing expense                                   75,144             36,918            24,058             18,219
   Equipment maintenance costs                         56,092             44,990            27,412             23,105
   Stationery and office supplies                      47,890             38,400            17,081             20,948
   Other operating expenses                           294,036            286,307           152,838            148,742
                                               ---------------    ---------------    --------------    ---------------
                                                    2,174,631          1,852,465         1,086,772            947,765
                                               ---------------    ---------------    --------------    ---------------
Net income before income taxes                        356,781            315,149           220,392            154,574
Income tax expense                                    115,277             95,999            73,330             46,342
                                               ---------------    ---------------    --------------    ---------------
NET INCOME                                           $241,504            219,150           147,062            108,232
                                               ===============    ===============    ==============    ===============

Basic earnings per share                                 $.18               $.24             $ .11              $ .12
                                               ===============    ===============    ==============    ===============
Diluted earnings per share                               $.17               $.19              $.10               $.09
                                               ===============    ===============    ==============    ===============

The accompanying notes are integral to these financial statements.







                                                   CN BANCORP, INC.
                                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       For the Six and Three Months ended June 30, 2004 and 2003 (Unaudited)


                                                       Six Months Ended                    Three Months Ended
                                                           June 30,                             June 30,
                                                     2004               2003              2004               2003
                                               ---------------    ---------------    --------------    ---------------
   Net income                                        $241,504            219,150           147,062            108,232

   Change in unrealized gains and
     (losses) on securities available for           (363,468)             70,289         (528,831)             45,674
       sale
     Tax effect                                       123,567           (23,898)           179,803           (15,529)
                                               ---------------    ---------------    --------------    ---------------
            Net                                     (239,901)             46,391         (349,028)             30,145
                                               ---------------    ---------------    --------------    ---------------

  Reclassification adjustment for (gains)
    losses included in net income                         625           (43,623)                 -           -
    Tax effect                                          (200)             14,832                 -           -
                                               ---------------    ---------------    --------------    ---------------
            Net                                           425           (28,791)                 -           -
                                               ---------------    ---------------    --------------    ---------------

                                               ---------------    ---------------    --------------    ---------------
        Total comprehensive income                     $2,028            236,750         (201,966)            138,377
                                               ===============    ===============    ==============    ===============



The accompanying notes are integral to these financial statements.



                                              CN BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the Six Months ended June 30, 2004 and 2003 (Unaudited)

                                                                                                   Accumulated
                                                                 Additional                           Other
                                                Common             Paid in        Retained        Comprehensive
                                                 Stock             Capital        Earnings            Income              Total
                                             --------------      ------------    -----------    -------------------    -------------

Balance December 31, 2002                       $8,600,000          (99,521)        441,150                 53,595        8,995,224

Six months ended June 30,2003:
   Net income                                                                       219,150                                 219,150
   Net change in unrealized gains and
     losses on securities available for                                                                     17,600           17,600
sale
   Proceeds from sale of common stock,
     net of offering costs of $350,025           1,383,150           272,392                                              1,655,542
   Dividends ($.06 per share)                                                       (56,795)                                (56,795)
                                             --------------      ------------    -----------    -------------------    -------------
Balance June 30, 2003                           $9,983,150           172,871        603,505                 71,195       10,830,721
                                             ==============      ============    ===========    ===================    =============



Balance December 31, 2003                      $12,647,450           705,730        781,891                  1,351       14,136,422

Six months ended June 30,2004:
  Net income                                                                        241,504                                 241,504
  Net change in unrealized gains and
     losses on securities available for                                                                  (239,476)        (239,476)
      sale
  Proceeds from warrant exercises                  918,000           183,600                                              1,101,600
  Dividends ($.13 per share)                                                      (176,350)                               (176,350)
                                             --------------      ------------    -----------    -------------------    -------------
Balance June 30, 2004                          $13,565,450           889,330        847,045              (238,125)       15,063,700
                                             ==============      ============    ===========    ===================    =============




The accompanying notes are integral to these financial statements.



                                             CN BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months ended June 30, 2004 and 2003 (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                       ----------------------------------
                                                                                            2004                  2003
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $241,504               219,150
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                                                   205,099               166,637
  Loss (gain) on sales of securities                                                             625              (43,623)
  Increase in accrued interest receivable                                                   (16,733)              (13,541)
  Deferred income taxes                                                                        8,079              (16,060)
  Provision for loan losses                                                                   77,334                61,537
  Decrease in other assets                                                                   111,991               266,212
  Increase in other liabilities                                                               58,196                32,192
  Increase in cash surrender value of life insurance                                        (22,335)              (30,656)
  Amortization of premium/discount and other                                                  21,054                16,913
                                                                                     ----------------      ----------------
Net cash provided by operating activities                                                    684,814               658,761
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                    (4,816,022)             (763,186)
Investment in interest bearing deposits                                                    (967,663)             (922,606)
Investment in securities - available for sale                                            (8,735,507)          (13,005,731)
Investment in securities - held to maturity                                                        -           (4,048,127)
Investment in other securities                                                             (125,600)             (115,300)
Principal proceeds from redemption of securities                                           2,702,978             5,237,418
Proceeds from sales of available for sale securities                                       1,999,375             3,032,344
Purchase of property, equipment and leasehold
   Improvements                                                                            (468,129)             (178,598)
                                                                                     ----------------      ----------------
Net cash used by investing activities                                                   (10,410,568)          (10,763,786)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                                      13,879,803             1,407,133
Net increase in securities sold under agreements to repurchase                               510,528             2,263,054
Increase in official checks                                                                  647,030               536,492
Note payable repayment                                                                             -             (250,000)
Sale of common stock, net of offering costs                                                        -             1,655,542
Proceeds from warrant exercises                                                            1,101,600                     -
Dividends paid                                                                             (160,030)              (52,646)

                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                 15,978,931             5,559,575
                                                                                     ----------------      ----------------


The accompanying notes are integral to these financial statements.




                                               CN BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Six Months ended June 30, 2004 and 2003
                                                          (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                           2004                  2003
                                                                                     ----------------      ----------------

Net increase (decrease) in cash                                                           $6,253,177           (4,545,450)
Cash at beginning of period                                                               10,945,679            16,122,469

                                                                                     ----------------      ----------------
Cash at end of period                                                                    $17,198,856            11,577,019
                                                                                     ================      ================


Cash and cash equivalents consist of:
     Cash and due from banks                                                              $4,061,202             2,784,848
     Federal funds sold                                                                   13,137,654             8,792,171
                                                                                     ----------------      ----------------
                                                                                         $17,198,856            11,577,019
                                                                                     ================      ================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements                                         $534,339               707,504
                                                                                     ================      ================

Income taxes paid                                                                           $117,500               120,500
                                                                                     ================      ================



The accompanying notes are integral to these financial statements.

                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year's method of presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2003 and June 30, 2004. See "Capital Adequacy" in Item 2 below.

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



                                                   Six Months Ended                  Three Months
                                                       June 30:                     Ended June 30:
                                                  2004           2003            2004            2003
                                               -----------    ------------    ------------    ------------

  Weighted average shares outstanding           1,354,516         898,348       1,356,545         932,150
  Common stock equivalents                        102,596         254,858          97,244         254,858
  Average common shares and equivalents         1,457,112       1,153,206       1,453,789       1,187,008
  Net income                                     $241,504        $219,150        $147,062        $108,232
  Basic earnings per share                           $.18            $.24            $.11            $.12
  Diluted earnings per share                         $.17            $.19            $.10            $.09


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

FINANCIAL CONDITION

         Total assets increased $16,039,155 (13.8%) to $132,477,460 at June 30,
2004 from $116,438,305 at December 31, 2003. Increases in loans, federal funds and securities comprised the majority of the increase in total assets. The increase in assets was funded by increases in liabilities of $15,111,877 (14.8%) during the first six months of 2004 and the proceeds from the exercise of stock warrants in the amount of $1,101,600. The increase in liabilities was primarily attributable to the increase in deposits.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $4,738,688 (6.8%) to $74,897,541 at June 30, 2004 from $70,158,853 at December 31, 2003. This increase was attributable to the increase in commercial real estate loans ($2,338,369) and construction loans ($1,071,708). Loans receivable, net comprised 56.5% of total assets ($132,477,460) at June 30, 2004 and 60.3% of total assets ($116,438,305) as of
December 31, 2003.

         The allowance for loan losses was $764,500 (1.01% of loans) at June 30, 2004 and $720,000 (1.02% of loans) at December 31, 2003. At June 30, 2004, non-
accrual loans (one commercial loan and one residential real estate loan) totaled $86,027 (.11% of total loans and .06% of assets) as compared to $110,931 (.16% of total loans and .10% of assets) at December 31, 2003. The allowance for loan losses was 889.53% of non-performing loans at June 30, 2004 (648.65% at December 31, 2003). There were no loans past due ninety days and still accruing interest at June 30, 2004 or December 31, 2003.

         Loans receivable, net is comprised of the following:

                                                  June 30,        December 31,
                                                    2004              2003
                                           ------------------- ---------------
      Real estate -construction                   $4,159,442        3,087,734
      Residential real estate                     21,554,842       20,998,556
      Commercial real estate                      25,963,896       23,625,527
      Commercial-other                            19,678,351       18,953,973
      Installment and other                        4,290,222        4,196,873
                                           ------------------- ---------------
                                                  75,646,753       70,862,663
      Unearned loan fees and costs, net               15,288           16,190
                                           ------------------- ---------------
                                                  75,662,041       70,878,853
      Allowance for loan losses                    (764,500)        (720,000)
                                           ------------------- ---------------
                                                 $74,897,541       70,158,853
                                           =================== ===============



         The securities portfolio at June 30, 2004 amounted to $30,129,933, an increase of $3,774,232, or 14.3% from the amount at December 31, 2003 as funds obtained through deposit increases and exercise of warrants, and not invested in loans, were invested in securities. Available for sale investment securities increased to $21,489,655 at June 30, 2004 from $17,505,600 at December 31, 2003.
Held to maturity securities decreased to $7,873,178 at June 30, 2004 from $8,208,601 at December 31, 2003. The carrying amount of available for sale securities includes a net unrealized loss of $360,179 at June 30, 2004 (reflected as unrealized losses of $238,125 in stockholders' equity after deferred taxes) as compared to a net unrealized gain of $2,047 ($1,351 after deferred taxes) as of December 31, 2003. The unrealized losses were created by the rising market interest rates during the second quarter of 2004.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $13,879,803 (14.0%) to $113,189,599 at June 30, 2004 from $99,309,796 at December 31, 2003. Non-interest bearing deposits increased $4,505,007 or 16.6%, savings deposits increased $4,080,636 or 14.5%, interest bearing demand deposits increased $3,675,747 or 31.2% and certificates of deposit increased $1,618,413 or 5.0% during the six months ended June 30, 2004. Certificates of deposit in amounts of $100,000 and over totaled $15,349,871 at June 30, 2004 and $12,687,150 at December 31, 2003. Approximately
$7 million of the increase in total deposits was attributable to a new branch that opened in January 2004 located in Millersville, Maryland. Included in the June 30, 2004 savings deposits is a $6 million escrow account. It is anticipated that these funds will be withdrawn form the account in late August or early September 2004.

         Deposits are comprised of the following:

                                              June 30,          December 31,
                                                  2004              2003
                                          ------------------- ---------------

     Non-interest bearing deposits              $31,602,786       27,097,779
     Savings deposits                            31,962,152       27,881,516
     Interest bearing demand deposits            15,459,057       11,783,310
     Certificates of deposit                     34,165,604       32,547,191
                                          ------------------- ---------------
                                               $113,189,599       99,309,796
                                          =================== ===============

         Total stockholders' equity was $15,063,700 at June 30, 2004 representing an increase of $927,278 from December 31, 2003. The increase from December 31, 2003 was attributable to earnings of $241,504, proceeds from the exercise of warrants of $1,101,600, less unrealized losses on available for sale investment securities, net of taxes, of $239,476 and dividends of $176,350 ($0.13 per share). Dividends included a special $.05 per share dividend declared and paid during the first quarter of 2004.

         At June 30, 2004, we continued to exceed all regulatory capital requirements to be considered a "well capitalized" financial institution under federal regulations.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 and 2003
---------------------------------------

Net income

         Net income for the six months ended June 30, 2004 was $241,504 or $.18 per share ($.17 per share fully diluted), an increase of $22,354, or 10.2%, from $219,150 or $.24 per share ($.19 per share fully diluted) during the six months ended June 30, 2003. Net interest income increased by 21.6% during the first half of 2004 versus the first half of 2003 while operating expenses increased by 17.4% during the same period. Net income was adversely affected during the first half of 2004 as compared to the first half of 2003 because of the following:

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

         During the last quarter of 2003 and the first quarter of 2004, warrants to purchase CN Bancorp, Inc. common stock were exercised increasing the average outstanding shares of common stock to 1,354,516 in the first half of 2004 from 898,348 in the first half of 2003. CN Bancorp, Inc. has not yet fully invested the additional capital from the common stock sales in loans resulting in a decrease in earnings per share to $0.18 ($0.17 fully diluted) in the first half of 2004 from $0.24 ($0.19 fully diluted) in the first half of 2003.

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

         Total interest income increased by $224,204 or 9.1% to $2,691,907 for the six months ended June 30, 2004 as compared to the first six months of 2003. This increase in interest income was primarily attributable to the increase in interest earning assets during 2004. The increase from earning assets was partially offset by a decline in yields on the earning assets. The low interest rate environment has resulted in reduced yields on loans and security investments. There were some increases in market interest rates during the second quarter as the markets anticipated the Federal Reserve raising short term rates and possible inflation considerations. Average interest earning assets increased by approximately $17,656,000 or 18.1% to $115,349,000 in the first six months of 2004 as compared to $97,693,000 in the first six months of 2003 and the yield on the interest earning assets declined to 4.67% in the first six months of 2004 from 5.05% in the first six months of 2003.

         Interest expense decreased by $159,904 or 23.2% to $530,396 for the six months ended June 30, 2004 as compared to $690,300 during the first six months of 2003. This decrease was primarily attributable to reduced market interest rates, particularly their effect on certificates of deposits that re-priced during 2004. The reduction in interest expense from reduced interest rates was offset in part by interest costs resulting from an increase in average interest bearing liabilities during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Average interest bearing liabilities increased by approximately $7,139,000 or 9.9% to $79,003,000 in the six months ended June 30, 2004 as compared to $71,864,000 in the six months ended June 30, 2003 and the cost of the interest bearing funds declined to 1.34% in the first six months of 2004 from 1.92% in the first six months of 2003.

         Net interest income increased by $384,108 or 21.6% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Net interest income increased because the growth of interest earning assets exceeded the growth of interest bearing liabilities and the net interest spread increased from 3.13% to 3.33%. The net interest margin was 3.75% and 3.64% in the six months ended June 30, 2004 and June 30, 2003, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the six months ended June 30, 2004 and 2003:




                         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

                                                                Six Months Ended June 30,
(in thousands)                                             2004                          2003
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Assets:
Interest-Earning Assets:
  Federal funds sold                            $10,923        $55   1.01%     $12,664       $76    1.20%
  Interest bearing deposits                       3,499         30   1.71%       2,013        13    1.29%
  Investment securities                          28,599        435   3.05%      19,980       329    3.29%

  Loans receivable                               73,109      2,172   5.94%      63,796     2,049    6.42%
     Allowance for loan losses                    (741)          -       -       (760)         -        -
                                             ------------------------------ ------------------------------
                                                 72,368      2,172   6.00%      63,036     2,049    6.50%
                                             ------------------------------ ------------------------------
     Total Interest Earning Assets              115,349      2,692   4.67%      97,693     2,467    5.05%
                                             ------------------------------ ------------------------------
Non-interest Earning Assets                       9,773                          8,296
                                             -----------                    -----------
          Total Assets                         $125,122                       $105,989
                                             ===========                    ===========
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
  Interest bearing demand deposits              $13,487        $30   0.44%     $12,566       $36    0.57%
  Savings accounts                               31,101        120   0.77%      23,635       119    1.01%
  Time deposits                                  32,322        372   2.30%      33,345       524    3.14%
  Note payable                                        -          -       -         126         3    4.76%
  Securities sold under agreements
    to repurchase                                 2,093          8    .76%       2,192         8     .73%
                                             ------------------------------ ------------------------------
     Total Interest Bearing Liabilities          79,003        530   1.34%      71,864       690    1.92%
                                             ------------------------------ ------------------------------
Non-interest Bearing Liabilities:
  Demand deposits                                30,647                         24,337
  Other                                             416                            271
                                             -----------                    -----------
         Total Liabilities                      110,066                         96,472
Stockholders' Equity                             15,056                          9,517
                                             -----------                    -----------
         Total Liabilities and Equity          $125,122                       $105,989
                                             ===========                    ===========
                                                        -----------                    ----------
Net Interest Income                                         $2,162                        $1,777
                                                        ===========                    ==========
Net Interest Spread                                                  3.33%                          3.13%
Net Interest Margin                                                  3.75%                          3.64%
Ratio of Interest-Earning Assets
  to Interest-Bearing Liabilities               146.01%                        135.94%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

                                       12

         The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first six months of 2004 versus the first six months of 2003. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.


                                                     2004 vs. 2003
                                                     -------------
                                                   Increase (Decrease)
                                               Volume       Rate         Total
                                          --------------------------------------
Interest-Earning Assets:
   Federal funds and interest bearing
     deposits with banks                         $362      (3,878)      (3,516)
   Securities                                 189,357     (84,139)      105,218
   Loans receivable                           294,161    (171,659)      122,502
                                          --------------------------------------
      Net Change in Interest Income           483,880    (259,676)      224,204
                                          --------------------------------------

Interest Bearing Liabilities:
   Interest bearing deposits                  122,970    (279,963)    (156,993)
   Note payable                               (2,563)            -      (2,563)
   Securities sold under agreements
      To repurchase                             (370)           22        (348)
                                          --------------------------------------
      Net Change in Interest Expense          120,037    (279,941)    (159,904)
                                          --------------------------------------

      Change in Net Interest Income          $363,843       20,265      384,108
                                          ======================================

Provision for Loan Losses

         The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb losses on outstanding loans and other extensions of credit that may become uncollectible. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The amount of the allowance and the provision for loan losses are based on management's ongoing assessment of CN Bancorp, Inc.'s credit exposure and consideration of other relevant factors using a consistent methodology, as amended in the second quarter of 2004.

         CN Bancorp's methodology includes an evaluation of allowance based upon factors including: results of a continuous review of delinquency rates; delinquent, classified and nonaccrual loans, large loans and overall portfolio quality; reviews of the portfolio by regulatory authorities and third party loan review firms; analytical review of loan charge off experience; historical experience; concentrations of risk, if any; and management's judgment relative to economic conditions and the nature of the portfolio. The calculation of the allowance for loan losses is based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon historical Company loss ratios adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes, secured versus unsecured nature of loan category and any other adjustments deemed appropriate to measure risk of loss.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating upon inception based upon risk rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss by regulatory authorities or by the Company's internal loan review system are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting standard exceptions, loan security and loan concentrations, are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates of loss rates based upon risk ratings. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is at the appropriate level within the range. In addition, on at least a quarterly basis, we compare our allowance for loan losses (as a percentage of loans) to peer group levels to ascertain the reasonableness of our estimates.

         Until the second quarter of 2004, the Company relied upon peer group loss ratios in its allowance calculations because of its relatively short operating history, which began in 1996. The Company believes its experience now is sufficient for it to rely primarily upon its loss history and the other factors described above, rather than on peer losses, and has amended its methodology accordingly. This amended methodology did not produce any significant change in the allowance for loan losses or resultant provision for loan losses.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent loan review firms engaged by the Company, periodically review the credit portfolio and the allowance. These reviews may result in additional provisions based on these third-party judgments of information available at the time of each examination.

         The provision for loan losses was $77,334 during the six months ended June 30, 2004 as compared to $61,537 for the six months ended June 30, 2003, an increase of $15,797 or 25.7%.

         The allowance for loan losses represents 1.01% and 1.02% of loans receivable at June 30, 2004 and December 31, 2003, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below summarizes CN Bancorp, Inc.'s loan loss experience for the six months ended June 30, 2004 and June 30, 2003 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.
                                       Six Months Ended       Six Months Ended
                                         June 30, 2004          June 30, 2003
                                       -------------------- --------------------
(in thousands)
Allowance for loan losses:
Beginning balance                                      $720                745
   Charge-offs:
      Commercial loans                                 (14)               (54)
      Consumer loans                                   (26)               (14)
   Recoveries                                            8                   4
   Provision for loan losses                            77                  62
                                       -------------------- -------------------
Ending balance                                        $765                 743
                                       ==================== ===================
Ratios:
Net charge-offs to average loans                     0.04%               0.10%
Net charge-offs to provision for loan losses        41.56%             103.23%
Allowance for loan losses to loans receivable        1.01%               1.15%

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income decreased $4,513 or 1.0%, to $447,235 for the six months ended June 30, 2004 as compared to $451,748 for the six months ended June 30, 2003. This decrease was primarily attributable to gains on sales of securities of $43,623 in the six months ended June 30, 2003 as compared to a $625 loss on sales of securities in 2004. Also, contributing to the decrease in non-interest income was the decrease in the additions to the cash surrender value of owned life insurance policies of $8,321 resulting from the lower interest rate environment during 2004. These declines were partially offset by increases in fees and services charges from deposit account activity of $41,412 in the first half of 2004 as compared to the first half of 2003.

Non-interest Expense

         Non-interest expense was $2,174,631 during the six months ended June 30, 2004 representing an increase of $322,166 or 17.4%, as compared to $1,852,465 during the six months ended June 30, 2003. The primary reason for the increase was the opening of a new branch in January 2004 resulting in increased operating expenses. Compensation and benefits increased $170,476 (17.8%) because of new branch personnel, normal salary increases, increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increased $36,810 (23.2%) and depreciation and amortization increased $38,462 (23.1%) because of the new branch location. Marketing efforts were increased because of the new branch resulting in $75,144 in marketing expenses in the first half of 2004 as compared to $36,918 in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $115,277 (32.3% of pre-tax net income) for the six months ended June 30, 2004 as compared to $95,999 (30.5% of pre-tax net income) for the six months ended June 30, 2003.


Three Months Ended June 30, 2004 and 2003
-----------------------------------------

Net income

         Net income for the three months ended June 30, 2004 was $147,062 or $.11 per share ($.10 per share fully diluted), an increase of $38,830, or 35.9%, from $108,232 or $.12 per share ($.09 per share fully diluted) during the three months ended June 30, 2003. The increase in net interest income was partially offset by increases in operating expenses. Operating expenses, including marketing costs, increased because of the opening a new branch office in January 2004.

         Total interest income increased by $126,682 or 10.2% to $1,371,395 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase in interest income was primarily attributable to the increase in interest earning assets during 2004.

         Interest expense decreased by $66,535 or 20.4% to $260,101 for the three months ended June 30, 2004 as compared to $326,636 during the three months ended June 30, 2003. This decrease was primarily attributable to the re-pricing of long term certificates of deposit during 2004 during the time of reduced market interest rates. The reduction in interest expense from reduced interest rates was offset in part by interest costs resulting from an increase in average interest bearing liabilities during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

         Net interest income increased by $193,217, or 21.1% during the three months ended June 30, 2004 versus the same period of 2003 because of increases in interest bearing assets and the reduction of the cost of deposits.

Provision for Loan Losses

         The provision for loan losses was $40,719 during the three months ended June 30, 2004 as compared to $33,376 for the three months ended June 30, 2003.

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $18,951 or 8.7%, to $236,589 for the three months ended June 30, 2004 as compared to $217,638 for the three months ended June 30, 2003. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $16,655 in the second quarter of 2004 as compared to the second quarter of 2003.

Non-interest Expense

         Non-interest expense was $1,086,772 during the three months ended June 30, 2004 representing an increase of $139,007 or 14.7%, as compared to $947,765 during the three months ended June 30, 2003. The primary reason for the increase was the opening of a new branch in January 2004 resulting in increased operating expenses. Compensation and benefits increased $84,017 (17.2%) because of new branch personnel, normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increased $17,974 (23.2%) and depreciation and amortization increased $21,922 (26.3%) because of the new branch location. Marketing efforts were increased because of the new branch resulting in $24,058 in marketing expenses in the second quarter of 2004 as compared to $18,219 in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $73,330 (33.3% of pre-tax net income) for the three months ended June 30, 2004 as compared to $46,342 (30.0% of pre-tax net income) for the three months ended June 30, 2003.


LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $17,198,856 at June 30, 2004 compared to $10,945,679 at December 31, 2003. Additional sources of asset liquidity include interest bearing deposits in other banks and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2004, available for sale debt securities totaled $21,489,655 as compared to $17,505,600 at December 31, 2003.

         Liability liquidity includes the ability to attract deposits at competitive rates. In addition, CN Bancorp, Inc. has established a $1.5 million unsecured fed funds borrowing facility and a $2.5 million secured borrowing facility with a correspondent commercial bank as a reliable source for short-term funds. Borrowings under the secured facility would be collateralized by securities in the investment portfolio. CN Bancorp, Inc. has never borrowed funds under this facility.

         CN Bancorp, Inc. has sufficient liquidity to meet its needs. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in CN Bancorp, Inc.'s inability to meet anticipated or unexpected liquidity needs.

         CN Bancorp, Inc. is a single bank holding company with no current business operations other than managing its investment in County National Bank and holding cash. CN Bancorp, Inc. pays its expenses from its own cash and from dividends, if any, from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at June 30, 2004 total $2,247,613 ($2,172,057 at December 31, 2003).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $10,459,776 at June 30, 2004 ($9,156,931 at December 31, 2003). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2003 were as follows:

                        Year Ending
                       December 31,
                    --------------------
                           2004                           $221,442
                           2005                            227,520
                           2006                            141,900
                           2007                             70,800
                           2008                             25,000

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



                                                                                 Minimum Ratios
                                                                   -------------------------------------------

                                  June 30,         December 31,      To be "Adequately         To be "Well
                                    2004               2003             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------

         Total capital:
            Company                18.9%              19.6%                 8.0%                    -
            Bank                   14.0%              14.6%                 8.0%                  10.0%
         Tier I:
            Company                17.9%              18.6%                 4.0%                    -
            Bank                   13.0%              13.6%                 4.0%                  6.0%
         Leverage Total:
            Company                11.9%              12.3%                 4.0%                    -
            Bank                    8.6%               8.9%                 4.0%                  5.0%


         At June 30, 2004 and December 31, 2003, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

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

Item 3. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first six months of 2004.


Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's annual shareholders' meeting held on May 24, 2004, the shareholders of the Company elected Creston G. Tate and John E. DeGrange, Sr. (both with 1,129,986 votes for and 5,690 votes withheld) as directors for three year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three year terms. Directors continuing in office are Jan W. Clark, Carl L. Hein, Jr., Gerald V. McDonald and John G. Warner.

         Proposal to appoint Beard Miller Company LLP as the Company's independent auditors was adopted by the shareholders at the annual meeting by a vote of 1,132,131 shares in favor, 2,500 shares against, and 1,045 votes withheld.

         The stockholders also approved an Employee Stock Purchase Plan (1,127,176 votes for, 5,000 votes against and 3,500 votes abstaining) and a Stock Option Plan (1,115,176 votes for, 7,500 votes against and 13,000 votes abstaining) during the annual shareholders' meeting.

Item 5. Other information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

          31(a),(b)         Rule 13a-14(a)/15d-14(a) Certifications
          32(a),(b)         18 U.S.C. Section 1350 Certifications

         (b)      Reports of Form 8-K.

                  CN Bancorp, Inc. filed no Reports on Form 8-K during the second quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CN Bancorp, Inc.


      Date :  August 10, 2004              By: /s/ Jan W. Clark
                                           -------------------------------
                                           Jan W. Clark
                                           President and Chief Executive Officer


      Date :  August 10, 2004              By: /s/ Michael T. Storm
                                           -------------------------------
                                           Michael T. Storm
                                           Chief Financial Officer