Form 10QSB
period 2004-09-30
CN BANCORP INC
filed 2004-11-05
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004
                        Commission File Number 333-100460

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

         At October 31, 2004, the issuer had 1,362,460 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                  YES __ NO _X_



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              December 31, 2003 and September 30, 2004 (Unaudited)


                                                                      (Unaudited)
                                                                      September 30,       December 31,
                                                                         2004                2003
                                                                     -------------      -------------
ASSETS

Cash and due from banks                                              $   3,122,490          4,163,586
Federal funds sold                                                      19,639,071          6,782,093
Interest bearing deposits                                                4,343,355          2,862,991
Investment securities - available for sale                              24,625,560         17,505,600
Investment securities - held to maturity                                 7,468,676          8,208,601
Other securities                                                           767,100            641,500
Loans receivable, net of allowance for loan losses of $794,100
    at September 30, 2004 and $720,000 at December 31, 2003             77,143,644         70,158,853
Accrued interest receivable on loans and securities                        472,549            459,700
Property, equipment and leasehold improvements, net                      4,262,473          4,052,534
Deferred income taxes                                                      158,113            112,489
Cash surrender value of life insurance                                   1,327,343          1,293,665
Prepaid expenses and other assets                                          164,434            196,693
                                                                     -------------      -------------
             Total Assets                                            $ 143,494,808        116,438,305
                                                                     =============      =============

LIABILITIES

Deposits                                                             $ 123,055,324         99,309,796
Securities sold under agreements to repurchase                           3,014,748          1,452,972
Official checks                                                          1,552,566          1,210,862
Dividends payable                                                           54,423             37,942
Accounts payable and accrued expenses                                      435,187            290,311

                                                                     -------------      -------------
             Total Liabilities                                         128,112,248        102,301,883
                                                                     -------------      -------------


STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares
    None issued or outstanding                                                --                 --
Common stock - $10 par value; authorized 5,000,000 shares
   Issued and outstanding: 1,360,572 shares at September 30,
       2004 and 1,264,745 at December 31, 2003                          13,605,723         12,647,450
Additional paid in capital                                                 905,411            705,730
Retained earnings                                                          938,208            781,891
Accumulated other comprehensive income (loss):
      Unrealized gains (losses) on securities available for sale           (66,782)
                                                                                                1,351
                                                                     -------------      -------------

             Total Stockholders' Equity                                 15,382,560         14,136,422
                                                                     -------------      -------------

            Total Liabilities and Stockholders' Equity               $ 143,494,808        116,438,305
                                                                     =============      =============



The accompanying notes are integral to these financial statements.



                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Nine and Three Months ended September 30, 2004 and 2003 (Unaudited)


                                                       Nine Months Ended               Three Months Ended
                                                         September 30,                    September 30,
                                                    2004              2003            2004           2003
                                                 -----------      -----------     -----------     -----------
Interest income:
   Interest and fees on loans                    $ 3,332,302        3,055,483       1,160,336       1,006,019
   Federal funds sold                                109,990           94,364          55,068          18,736
   Interest bearing deposits                          47,788           23,800          17,436          10,638
   Securities                                        661,140          509,175         226,473         179,726
                                                 -----------      -----------     -----------     -----------
                                                   4,151,220        3,682,822       1,459,313       1,215,119
                                                 -----------      -----------     -----------     -----------
Interest expense:
   Certificates of deposit, $100,000 or more         212,864          217,676          80,777          69,612
   Other deposits                                    628,288          737,558         237,786         206,040
   Note payable                                         --              2,563            --              --
   Repurchase agreements                              12,466           14,107           4,659           5,952
                                                 -----------      -----------     -----------     -----------
                                                     853,618          971,904         323,222         281,604
                                                 -----------      -----------     -----------     -----------

             Net interest income                   3,297,602        2,710,918       1,136,091         933,515

Provision for loan losses                            118,339           95,811          41,005          34,274
            Net interest income after
                                                 -----------      -----------     -----------     -----------
              provision for loan losses            3,179,263        2,615,107       1,095,086         899,241
                                                 -----------      -----------     -----------     -----------

Other income:
   Fees and service charges from
      depository accounts                            586,180          512,306         208,174         175,712
   Gain (loss) on sales of securities                   (306)          43,652             319              29
   Cash surrender value of life
       insurance increase                             33,678           43,880          11,343          13,224
   Other income                                       76,906           69,434          29,387          28,559
                                                 -----------      -----------     -----------     -----------
                                                     696,458          669,272         249,223         217,524
                                                 -----------      -----------     -----------     -----------
Operating expenses:
   Compensation and related expenses               1,720,214        1,466,595         593,259         510,116
   Occupancy expense                                 303,308          251,931         107,785          93,218
   Depreciation and amortization                     308,681          252,763         103,582          86,126
   Consulting expense                                 62,308           55,874          20,124          14,194
   Data processes expense                            141,066          124,927          47,008          41,236
   Director fees                                      54,550           57,800          16,900          19,150
   Marketing expense                                  99,350           65,203          24,206          28,285
   Equipment maintenance costs                        86,901           71,135          30,809          26,145
   Stationery and office supplies                     70,227           61,359          22,337          22,959
   Other operating expenses                          454,142          425,003         160,106         138,696
                                                 -----------      -----------     -----------     -----------
                                                   3,300,747        2,832,590       1,126,116         980,125
                                                 -----------      -----------     -----------     -----------
Income before income taxes                           574,974          451,789         218,193         136,640
Income tax expense                                   187,883          136,244          72,606          40,245
                                                 -----------      -----------     -----------     -----------
NET INCOME                                       $   387,091          315,545         145,587          96,395
                                                 ===========      ===========     ===========     ===========

Basic earnings per share                         $       .29      $       .34     $       .11     $       .10
                                                 ===========      ===========     ===========     ===========
Diluted earnings per share                       $       .26      $       .27     $       .10     $       .08
                                                 ===========      ===========     ===========     ===========
Dividends declared                               $       .17      $       .09     $       .04     $       .03
                                                 ===========      ===========     ===========     ===========


The accompanying notes are integral to these financial statements.




                                CN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
   For the Nine and Three Months ended September 30, 2004 and 2003 (Unaudited)


                                                          Nine Months Ended             Three Months Ended
                                                            September 30,                  September 30,
                                                         2004           2003           2004           2003
                                                      ---------      ---------      ---------      ---------
   Net income                                         $ 387,091        315,545        145,587         96,395
   Change in unrealized gains and
     (losses) on securities available for sale         (103,538)         7,473        259,930        (62,787)
     Tax effect                                          35,203         (1,896)       (88,364)        21,992
                                                      ---------      ---------      ---------      ---------
            Net                                         (68,335)         5,577        171,566        (40,795)
                                                      ---------      ---------      ---------      ---------

  Reclassification adjustment for (gains)
    losses included in net income                           306        (43,652)          (319)           (29)
    Tax effect                                             (104)        14,861             96             10
                                                      ---------      ---------      ---------      ---------
            Net                                             202        (28,791)          (223)           (19)
                                                      ---------      ---------      ---------      ---------

                                                      ---------      ---------      ---------      ---------
        Total comprehensive income                    $ 318,958        292,331        316,930         55,581
                                                      =========      =========      =========      =========









The accompanying notes are integral to these financial statements.



                         CN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Nine Months ended September 30, 2004 and 2003 (Unaudited)

                                                                                                      Accumulated
                                                                   Additional                            Other
                                                    Common           Paid in          Retained       Comprehensive
                                                     Stock           Capital          Earnings       Income (Loss)         Total
                                                ------------      ------------      ------------     ------------      ------------

Balance December 31, 2002                       $  8,600,000           (99,521)          441,150           53,595         8,995,224

Nine months ended September 30,2003:
   Net income                                                                            315,545                            315,545
   Net change in unrealized gains and
     losses on securities available for sale                                                              (23,214)          (23,214)
   Proceeds from sale of common stock,
     net of offering costs of $350,025             1,383,150           272,392                                            1,655,542
   Dividends ($.09 per share)                                                            (86,745)                           (86,745)
                                                ------------      ------------      ------------     ------------      ------------
Balance September 30, 2003                      $  9,983,150           172,871           669,950           30,381        10,856,352
                                                ============      ============      ============     ============      ============



Balance December 31, 2003                       $ 12,647,450           705,730           781,891            1,351        14,136,422

Nine months ended September 30,2004:
  Net income                                                                             387,091                            387,091
  Net change in unrealized gains and
     losses on securities available for sale                                                              (68,133)          (68,133)
  Proceeds from warrant exercises                    918,000           183,600                                            1,101,600
  Sale of common stock under the
     Dividend Reinvestment and Stock
     Purchase Plan                                    34,473            14,927                                               49,400
  Sale of common stock under the
     Employee Stock Purchase Plan                      5,800             1,154                                                6,954
  Dividends ($.17 per share)                                                            (230,774)                          (230,774)
                                                ------------      ------------      ------------     ------------      ------------
Balance September 30, 2004                      $ 13,605,723           905,411           938,208          (66,782)       15,382,560
                                                ============      ============      ============     ============      ============






The accompanying notes are integral to these financial statements.




                         CN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                   ------------------------------
                                                                       2004               2003
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    387,091           315,545
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization of property,
      equipment and leasehold improvements                              308,681           252,763
  Loss (gain) on sales of securities                                        306           (43,652)
  Increase in accrued interest receivable                               (12,849)          (66,186)
  Deferred income taxes                                                 (10,525)           (3,354)
  Provision for loan losses                                             118,339            95,811
  Decrease in other assets                                               32,259           261,426
  Increase in other liabilities                                         144,876            34,302
  Increase in cash surrender value of life insurance                    (33,678)          (43,880)
  Amortization of premium/discount and other                             30,754            32,645
                                                                   ------------      ------------
Net cash provided by operating activities                               965,254           835,420
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                (7,103,130)       (3,604,328)
Investment in interest bearing deposits                              (1,480,364)         (930,010)
Investment in securities - available for sale                       (15,887,642)      (17,018,844)
Investment in securities - held to maturity                            (248,148)       (5,045,002)
Investment in other securities                                         (125,600)         (145,300)
Principal proceeds from redemption of securities                      3,630,838         8,598,276
Proceeds from sales of available for sale securities                  5,990,625         9,027,756
Purchase of property, equipment and leasehold
   Improvements                                                        (518,620)         (676,933)
                                                                   ------------      ------------
Net cash used by investing activities                               (15,742,041)       (9,794,385)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                 23,745,528           729,308
Net increase in securities sold under agreements to repurchase        1,561,776         2,532,786
Increase in official checks                                             341,704           364,308
Note payable repayment                                                     --            (250,000)
Sales of common stock, net of offering costs                             56,354         1,655,542
Proceeds from warrant exercises                                       1,101,600              --
Dividends paid                                                         (214,293)          (86,745)
                                                                   ------------      ------------
Net cash provided by financing activities                            26,592,669         4,945,199
                                                                   ------------      ------------






The accompanying notes are integral to these financial statements.





                         CN BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Nine Months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                         For the Nine Months Ended
                                                               September 30,
                                                        ---------------------------
                                                            2004            2003
                                                        -----------     -----------

Net increase (decrease) in cash                         $11,815,882      (4,013,766)
Cash at beginning of period                              10,945,679      16,122,469

                                                        -----------     -----------
Cash at end of period                                   $22,761,561      12,108,703
                                                        ===========     ===========


Cash and cash equivalents consist of:
     Cash and due from banks                            $ 3,122,490       3,013,263
     Federal funds sold                                  19,639,071       9,095,440
                                                        -----------     -----------
                                                        $22,761,561      12,108,703
                                                        ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and repurchase agreements     $   848,801         995,815
                                                        ===========     ===========

Income taxes paid                                       $   186,300         173,383
                                                        ===========     ===========






The accompanying notes are integral to these financial statements.

                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2003 and September 30, 2004. See "Capital Adequacy" in Item 2 below.

Note E - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents shares consist of warrants and options, calculated using the treasury stock method.



                                               Nine Months Ended             Three Months Ended
                                                 September 30:                  September 30:
                                             2004            2003          2004            2003
                                          ------------    ------------  ------------    ------------
Weighted average shares outstanding        1,356,179        932,037      1,359,449        998,315
Common stock equivalents                     108,238        254,858        108,948        254,858
Average common shares and equivalents      1,464,417      1,186,895      1,468,397      1,253,173
Net income                                $  387,091     $  315,545     $  145,587     $   96,395
Basic earnings per share                  $      .29     $      .34     $      .11     $      .10
Diluted earnings per share                $      .26     $      .27     $      .10     $      .08


Note E - Stock Options

         In September 2004, the Company granted options to purchase 15,850 shares of its common stock to employees under its Employee Stock Purchase Plan
(Plan), which options expire on December 14, 2004. Under the Plan, each employee must accept his or her granted option, otherwise, his or her option is terminated. Common stock can be purchased under the option at the lower of 85% of fair market value of the common stock on the date of the option grant or 85% of the fair market value of the stock on the exercise date of the option. Options representing 3,785 shares were accepted including 580 shares which were acquired under the options in September 2004. Options representing 12,065 shares were terminated.

         In September 2004, the Company granted options to purchase 12,000 shares of its common stock to directors of the Company and its subsidiary under its Directors Stock Purchase Plan (Director Plan), which options expire on December 14, 2004. Under the Plan, each director must accept his or her granted option, otherwise, his or her option is terminated. Common stock can be purchased under the option at the fair market value of the common stock on the date of the option grant. No options were accepted thus all the options were terminated in October 2004.

         The Company has adopted the disclosure-only provisions of SFAS No.123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies Accounting Principal Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plans. No compensation expense related to the Plans was recorded in 2004 or 2003. If the Company had elected to recognize compensation cost based on fair value at the grant acceptance dates for the option awards under the Plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts as set forth below:



                                                  Nine Months Ended             Three Months Ended
                                                    September 30,                  September 30,
                                                 2004           2003           2004           2003
                                             -----------     ----------     ----------     ---------

Net income, as reported                      $   387,091        315,545        145,587        96,395

Less pro forma stock- based compensation
   expenses determined under fair value
   method, net of related taxes                    5,431           --            5,431          --
                                             -----------     ----------     ----------     ---------
Pro forma net income                             381,660        315,545        140,156        96,395
                                             ===========     ==========     ==========     =========

Net income per share:
   Basic - as reported                       $       .29            .34            .11           .10
   Basic - pro forma                                 .28            .34            .10           .10
   Diluted - as reported                             .26            .27            .10           .08
   Diluted - pro forma                               .26            .27            .10           .08





Note F - Impact of Recent Accounting Pronouncements

         In March 2004, the Emerging Issues Task Force ratified Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The effective date of certain provisions of EITF 03-01 has been delayed and such provisions are being reviewed by the Financial Accounting Standards Board; however, other provisions, generally related to disclosure matters, are effective for reporting periods beginning after June 15, 2004. We do not anticipate that the adoption of EIFT 03-01 will have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. should be read in conjunction with CN Bancorp, Inc.'s audited consolidated financial statements, including the related footnotes.

CRITICAL ACCOUNTING POLICIES

         CN Bancorp, Inc.'s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability is recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

         The Company has adopted the disclosure-only provisions of SFAS No.123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", but applies Accounting Principal Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and stock purchase plans. The Company does not expect to expense the fair market value of stock options until required by generally accepted accounting principles in the United States of America.

FINANCIAL CONDITION

         Total assets increased $27,056,503 (23.2%) to $143,494,808 at September 30, 2004 from $116,438,305 at December 31, 2003. Increases in loans, federal funds and securities comprised the majority of the increase in total assets. The increase in assets was primarily funded by increases in liabilities of $25,810,365 (25.2%) and the proceeds from the exercise of stock warrants in the amount of $1,101,600. The increase in liabilities was primarily attributable to the increase in deposits including an $8.9 million deposit received on September 24, 2004 from an existing commercial account holder.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $6,984,791 (10.0%)
to $77,143,644 at September 30, 2004 from $70,158,853 at December 31, 2003. This increase was attributable to the increase in commercial real estate loans ($8,331,263). Loans receivable, net comprised 53.8% of total assets ($143,494,808) at September 30, 2004 and 60.3% of total assets ($116,438,305) as of December 31, 2003.

         The allowance for loan losses was $794,100 (1.02% of loans) at September 30, 2004 and $720,000 (1.02% of loans) at December 31, 2003. At September 30, 2004, non- accrual loans (one commercial loan and one residential real estate loan) totaled $76,027 (.10% of total loans and .05% of assets) as compared to $110,931 (.16% of total loans and .10% of assets) at December 31, 2003. The allowance for loan losses was 1044.74% of non-performing loans at September 30, 2004 (648.65% at December 31, 2003). There were no loans past due ninety days and still accruing interest at September 30, 2004 or December 31, 2003.

         Loans receivable, net is comprised of the following:

                                      September 30,      December 31,
                                          2004             2003
                                      ------------------------------
Real estate -construction             $  3,138,871         3,087,734
Residential real estate                 20,493,630        20,998,556
Commercial real estate                  31,956,790        23,625,527
Commercial-other                        18,323,498        18,953,973
Installment and other                    4,009,320         4,196,873
                                      ------------      ------------
                                        77,922,109        70,862,663
Unearned loan fees and costs, net           15,635            16,190
                                      ------------      ------------
                                        77,937,744        70,878,853
Allowance for loan losses                 (794,100)         (720,000)
                                      ------------      ------------
                                      $ 77,143,644        70,158,853
                                      ============      ============



         The securities portfolio at September 30, 2004 amounted to $32,861,336, an increase of $6,505,635, or 24.7% from the amount at December 31, 2003 as funds obtained through deposit increases and exercise of warrants, and not invested in loans, were invested in securities. Available for sale investment securities increased to $24,625,560 at September 30, 2004 from $17,505,600 at December 31, 2003. Held to maturity securities decreased to $7,468,676 at September 30, 2004 from $8,208,601 at December 31, 2003. The carrying amount of available for sale securities includes a net unrealized loss of $101,185 at September 30, 2004 (reflected as unrealized losses of $66,782 in stockholders' equity after deferred taxes) as compared to a net unrealized gain of $2,047 ($1,351 after deferred taxes) as of December 31, 2003. The unrealized losses were created by the rising market interest rates during 2004.
Management believes that these unrealized losses are not "other-than-temporary."

         Deposits are the major source of funds for lending and investment activities. Deposits increased $23,745,528 (23.9%) to $123,055,324 at September 30, 2004 from $99,309,796 at December 31, 2003. Non-interest bearing deposits increased $1,610,317 or 5.9%, savings deposits increased $14,444,420 or 51.2%, interest bearing demand deposits increased $2,028,776 or 17.2% and certificates of deposit increased $5,662,015 or 17.4% during the nine months ended September 30, 2004. Certificates of deposit in amounts of $100,000 and over totaled $15,6613870 at September 30, 2004 and $12,687,150 at December 31, 2003.
Approximately $7 million of the increase in total deposits was attributable to a new branch that opened in January 2004 located in Millersville, Maryland. Included in the September 30, 2004 savings deposits is a $6 million escrow account and a savings account which received a deposit of $8.9 million in late September 2004. It is anticipated that funds in the escrow account will be withdrawn from the account in October or November 2004.

     Deposits are comprised of the following:

                                              September 30,      December 31,
                                                  2004             2003
                                          ----------------------------------

     Non-interest bearing deposits              $28,708,096      27,097,779
     Savings deposits                            42,325,936      27,881,516
     Interest bearing demand deposits            13,812,086      11,783,310
     Certificates of deposit                     38,209,206      32,547,191
                                          ----------------------------------
                                               $123,055,324      99,309,796
                                          ==================================


         Total stockholders' equity was $15,382,560 at September 30, 2004 representing an increase of $1,246,138 from December 31, 2003. The increase from December 31, 2003 was attributable to earnings of $387,091, proceeds from the exercise of warrants of $1,101,600, proceeds from the sales of common stock under the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Purchase Plan of $56,354, less unrealized losses on available for sale investment securities, net of taxes, of $68,133 and dividends of $230,774 ($0.17 per share). Dividends included a special $.05 per share dividend declared and paid during the first quarter of 2004.

         At September 30, 2004, we continued to exceed all regulatory capital requirements to be considered a "well capitalized" financial institution under federal regulations.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 and 2003
---------------------------------------------

Net income

         Net income for the nine months ended September 30, 2004 was $387,091 or $.29 per share ($.26 per share fully diluted), an increase of $71,546, or 22.7%, from $315.545 or $.34 per share ($.27 per share fully diluted) during the nine months ended September 30, 2003. Net interest income increased by 21.6% during the first nine months of 2004 versus the first nine months of 2003 while operating expenses increased by 16.5% during the same period. Net income was adversely affected during the first nine months of 2004 as compared to the first nine months of 2003 because of the following:

     1. County National Bank opened a new branch in January 2004 causing additional expenses (employee compensation, rent, asset depreciation, etc) during 2004 versus 2003.

     2. In connection with the opening of the new branch, marketing efforts were increased with accompanying additional expenses.

     3. During the first nine months of 2003, CN Bancorp, Inc. had gains on sales of securities in the amount of $43,652. During the first nine months of 2004, securities sales resulted in a loss of $306.

         During the last quarter of 2003 and the first quarter of 2004, warrants to purchase CN Bancorp, Inc. common stock were exercised increasing the average outstanding shares of common stock to 1,356,179 in the first nine months of 2004 from 932,037 in the first nine months of 2003. CN Bancorp, Inc. has not yet fully invested the additional capital from the common stock sales in loans resulting in a decrease in earnings per share to $0.29 ($0.26 fully diluted) in the first nine months of 2004 from $0.34 ($0.27 fully diluted) in the first nine months of 2003.

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

         Total interest income increased by $468,398 or 12.7% to $4,151,220 for the nine months ended September 30, 2004 as compared to the first nine months of 2003. This increase in interest income was primarily attributable to the increase in interest earning assets during 2004. The increase from earning assets was partially offset by a decline in yields on the earning assets. The low interest rate environment has resulted in reduced yields on loans and security investments. There were some increases in market interest rates during the second and third quarters as the Federal Reserve raised short term rates. Average interest earning assets increased by approximately $19,764,000 or 20.0% to $118,401,000 in the first nine months of 2004 as compared to $98,637,000 in the first nine months of 2003 and the yield on the interest earning assets declined to 4.67% in the first nine months of 2004 from 4.98% in the first nine months of 2003.

         Interest expense decreased by $118,286 or 12.2% to $853,618 for the nine months ended September 30, 2004 as compared to $971,904 during the first nine months of 2003. This decrease was primarily attributable to reduced market interest rates, particularly their effect on certificates of deposits that re-priced during the first half of 2004. The reduction in interest expense from reduced interest rates was offset in part by interest costs resulting from an increase in average interest bearing liabilities during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Average interest bearing liabilities increased by approximately $9,834,000 or 13.8% to $81,199,000 in the nine months ended September 30, 2004 as compared to $71,365,000 in the nine months ended September 30, 2003 and the cost of the interest bearing funds declined to 1.40% in the first nine months of 2004 from 1.82% in the first nine months of 2003.

         Net interest income increased by $586,684 or 21.6% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Net interest income increased because the growth of interest earning assets exceeded the growth of interest bearing liabilities and the net interest spread increased from 3.16% to 3.27%. The net interest margin was 3.71% and 3.66% in the nine months ended September 30, 2004 and September 30, 2003, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the nine months ended September 30, 2004 and 2003:



                         AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE


                                                            Nine Months Ended September 30,
(in thousands)                                             2004                          2003
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Assets:
Interest-Earning Assets:
  Federal funds sold                            $12,203       $110   1.20%     $10,974       $94    1.14%
  Interest bearing deposits                       3,655         48   1.75%       2,296        24    1.39%
  Investment securities                          28,988        661   3.04%      21,790       509    3.11%

  Loans receivable                               74,308      3,332   5.98%      64,335     3,056    6.33%
     Allowance for loan losses                     (753)         -       -       (758)         -       -
                                             ------------------------------ ------------------------------
                                                 73,555      3,332   6.04%      63,577     3,056    6.41%
                                             ------------------------------ ------------------------------
     Total Interest Earning Assets              118,401      4,151   4.67%      98,637     3,683    4.98%
                                             ------------------------------ ------------------------------
Non-interest Earning Assets                       9,774                          8,341
                                             -----------                    -----------
          Total Assets                         $128,175                       $106,978
                                             ===========                    ===========




                                                            Nine Months Ended September 30,
(in thousands)                                             2004                          2003
                                             ------------------------------ ------------------------------
                                              Average              Yield/    Average              Yield/
(Continued)                                   Balance    Interest   Rate     Balance   Interest    Rate
                                             ------------------------------ ------------------------------
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
  Interest bearing demand deposits              $13,320        $46   0.46%     $12,277       $48    0.52%
  Savings accounts                               31,888        203   0.85%      23,723       168    0.94%
  Time deposits                                  33,771        592   2.34%      32,767       739    3.00%
  Note payable                                        -          -       -          84         3    4.76%
  Securities sold under agreements
    to repurchase                                 2,220         12    .72%       2,514        14     .74%
                                             ------------------------------ ------------------------------
     Total Interest Bearing Liabilities          81,199        853   1.40%      71,365       972    1.82%
                                             ------------------------------ ------------------------------
Non-interest Bearing Liabilities:
  Demand deposits                                31,424                         25,430
  Other                                             421                            295
                                             -----------                    -----------
         Total Liabilities                      113,044                         97,090
Stockholders' Equity                             15,131                          9,888
                                             -----------                    -----------
         Total Liabilities and Equity          $128,175                       $106,978
                                             ===========                    ===========
                                                        -----------                    ----------
Net Interest Income                                         $3,298                        $2,711
                                                        ===========                    ==========
Net Interest Spread                                                  3.27%                          3.16%
Net Interest Margin                                                  3.71%                          3.66%
Ratio of Interest-Earning Assets
  to Interest-Bearing Liabilities                145.82%                        138.21%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.




         The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first nine months of 2004 versus the first nine months of 2003. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.


                                                      2004 vs. 2003
                                                      -------------
                                                    Increase (Decrease)
                                           Volume          Rate        Total
                                        ---------------------------------------
Interest-Earning Assets:
   Federal funds and interest bearing
     deposits with banks                $  17,237         22,378         39,615
   Securities                             268,893       (116,929)       151,964
   Loans receivable                       468,451       (191,632)       276,819
                                        ---------------------------------------
      Net Change in Interest Income       754,581       (286,183)       468,398
                                        ---------------------------------------

Interest Bearing Liabilities:
   Interest bearing deposits              192,187       (306,269)      (114,082)
   Note payable                            (2,563)          --           (2,563)
   Securities sold under agreements
      To repurchase                        (1,653)            12         (1,641)
                                        ---------------------------------------
      Net Change in Interest Expense      187,971       (306,257)      (118,286)
                                        ---------------------------------------

      Change in Net Interest Income     $ 566,610         20,074        586,684
                                        =======================================

Provision for Loan Losses

         The  allowance  for  loan  losses   represents  an  amount  which,   in
management's judgment, will be adequate to absorb losses on outstanding loans. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The amount of the allowance and the provision for loan losses are based on management's ongoing assessment of CN Bancorp, Inc.'s credit exposure and consideration of other relevant factors using a consistent methodology, as amended in the second quarter of 2004.

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

         Until the second quarter of 2004, the Company relied upon peer group loss ratios in its allowance calculations because of its relatively short operating history, which began in 1996. The Company believed its experience is sufficient for it to rely primarily upon its loss history and the other factors described above, rather than on peer losses, and amended its methodology accordingly. This amended methodology did not produce any significant change in the allowance for loan losses or resultant provision for loan losses.

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

         The provision for loan losses was $118,339 during the nine months ended September 30, 2004 as compared to $95,811 for the nine months ended September 30, 2003, an increase of $22,528 or 23.5%.

         The allowance for loan losses represents 1.02% of loans receivable at September 30, 2004 and December 31, 2003. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below summarizes CN Bancorp, Inc.'s loan loss experience for the nine months ended September 30, 2004 and September 30, 2003 as well as certain ratios related to net charge-offs and the allowance for loan losses
(ALL) as a percent of the total loan portfolio.



                                                   Nine Months Ended      Nine Months Ended
                                                  September 30, 2004     September 30, 2003
                                                  ------------------     -------------------
Allowance for loan losses:
Beginning balance
                                                    $ 720,000                   745,000
   Charge-offs:
      Commercial loans                                (24,146)                 (117,514)
      Consumer loans                                  (37,465)                  (18,399)
   Recoveries:
      Commercial loans                                  6,491                      --
      Consumer loans                                   10,881                     5,102
   Provision for loan losses
                                                      118,339                    95,811
                                                    ---------                ----------
Ending balance
                                                    $ 794,100                   710,000
                                                    =========                ==========
Ratios:
Net charge-offs to average loans                         0.06%                     0.20%
Net charge-offs to provision for loan losses            37.29%                   136.50%
Allowance for loan losses to loans receivable            1.02%                     1.05%




Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains (losses) on sales of securities and other income. Non-interest income increased $27,186 or 4.1%, to $696,458 for the nine months ended September 30, 2004 as compared to $669,272 for the nine months ended September 30, 2003. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $73,874 in the first nine months of 2004 as compared to the first nine months of 2003. This increased income was partially offset by the decrease in the income earned on owned life insurance policies of $10,202 resulting from the lower interest rate environment during 2004 and the gain on sale of securities of $43,652 in 2003 whereas 2004 sales resulted in a net loss of $306.

Non-interest Expense

         Non-interest expense was $3,300,747 during the nine months ended September 30, 2004 representing an increase of $468,157 or 16.5%, as compared to $2,832,590 during the nine months ended September 30, 2003. The primary reason for the increase was the opening of a new branch in January 2004 resulting in increased operating expenses. Compensation and benefits increased $253,619 (17.3%) because of new branch personnel, normal salary increases, and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increased $51,377 (20.4%) and depreciation and amortization increased $55,918 (22.1%) because of the new branch location. Marketing efforts were increased because of the new branch resulting in $99,350 in marketing expenses in the first nine months of 2004 as compared to $65,203 in 2003. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $187,883 (32.7% of pre-tax income) for the nine months ended September 30, 2004 as compared to $136,244 (30.2% of pre-tax income) for the nine months ended September 30, 2003.


Three Months Ended September 30, 2004 and 2003
----------------------------------------------

Net income

         Net income for the three months ended September 30, 2004 was $145,587 or $.11 per share ($.10 per share fully diluted), an increase of $49,192, or 51.0%, from $96,395 or $.10 per share ($.08 per share fully diluted) during the three months ended September 30, 2003. The increase in net interest income was partially offset by increases in operating expenses. Operating expenses increased because of the opening of a new branch office in January 2004.

         Total interest income increased by $244,194 or 20.1% to $1,459,313 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase in interest income was primarily attributable to the increase in interest earning assets during 2004.

         Interest expense increased by $41,618 or 14.8% to $323,222 for the three months ended September 30, 2004 as compared to $281,604 during the three months ended September 30, 2003. This increase was primarily attributable to the increase in average interest bearing liabilities during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

         Net interest income increased by $202,576, or 21.7% during the three months ended September 30, 2004 versus the same period of 2003 because of increases in interest bearing assets.

Provision for Loan Losses

         The provision for loan losses was $41,005 during the three months ended September 30, 2004 as compared to $34,274 for the three months ended September 30, 2003.

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $31,699 or 14.6%, to $249,223 for the three months ended September 30, 2004 as compared to $217,524 for the three months ended September 30, 2003. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $32,462 in the third quarter of 2004 as compared to the third quarter of 2003.

Non-interest Expense

         Non-interest expense was $1,126,116 during the three months ended September 30, 2004 representing an increase of $145.991 or 14.9%, as compared to $980,125 during the three months ended September 30, 2003. The primary reason for the increase was the opening of a new branch in January 2004 resulting in increased operating expenses. Compensation and benefits increased $83,143 (16.3%) because of new branch personnel, normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increased $14,567 (15.6%) and depreciation and amortization increased $17,456 (20.3%) because of the new branch location. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased other operating expenses.

Income Taxes

         Income tax expense was $72,606 (33.3% of pre-tax income) for the three months ended September 30, 2004 as compared to $40,245 (29.5% of pre-tax income) for the three months ended September 30, 2003.

LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $22,761,561 at September 30, 2004 compared to $10,945,679 at December 31, 2003. Additional sources of asset liquidity include interest bearing deposits in other banks and cash flow from the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2004, available for sale debt securities totaled $24,625,560 as compared to $17,505,600 at December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at September 30, 2004 total $2,320,113 ($2,172,057 at December 31, 2003).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $10,348,181 at September 30, 2004 ($9,156,931 at December 31, 2003). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2003 were as follows:


                                Year Ending
                               December 31,
                               ------------
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




                                                                                 Minimum Ratios
                                                                   -------------------------------------------
                               September 30,       December 31,      To be "Adequately         To be "Well
                                    2004               2003             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------

         Total capital:
            Company                17.9%              19.6%                 8.0%                    -
            Bank                   13.6%              14.6%                 8.0%                  10.0%
         Tier I:
            Company                16.9%              18.6%                 4.0%                    -
            Bank                   12.6%              13.6%                 4.0%                  6.0%
         Leverage Total:
            Company                10.9%              12.3%                 4.0%                    -
            Bank                    8.0%               8.9%                 4.0%                  5.0%



         At September 30, 2004 and December 31, 2003, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

EFFECTS OF INFLATION

         CN Bancorp, Inc.'s asset and liability structure is primarily monetary in nature. As such, asset and liability values tend to move in concert with inflation. Changes in interest rates may have a more significant impact on financial performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as prices of other goods and services, and may frequently reflect government policy initiatives or economic factors not measured by a price index. CN Bancorp, Inc. strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

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

Item 3. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting


                           PART II - OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

          31(a),(b)         Rule 13a-14(a)/15d-14(a) Certifications

          32(a),(b)         18 U.S.C. Section 1350 Certifications

     (b) Reports of Form 8-K.

                  CN Bancorp, Inc. filed no Reports on Form 8-K during the third quarter of 2004.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CN Bancorp, Inc.


            Date :   November 5, 2004      By:     /s/ Jan W. Clark
                                                  ------------------------
                                                  Jan W. Clark
                                                  President and Chief Executive
                                                  Officer


            Date :   November 5, 2004      By:     /s/ Michael T. Storm
                                                  ---------------------
                                                  Michael T. Storm
                                                  Chief Financial Officer