Form 10KSB
period 2004-12-31
CN BANCORP INC
filed 2005-03-15
CIK 1014273

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________

                        Commission File Number 333-100460

                                CN Bancorp, Inc.
                                ----------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its fiscal year ended December 31, 2004 were $6,664,480.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $14,045,130 as of February 28, 2005 based on a stock price of $13.70 per share, the last reported trade price of the common stock as of February 28, 2005.

The Registrant had 1,396,157 shares of Common Stock outstanding as of February 28, 2005.

     Transitional Small Business Disclosure Format.    YES: ( )     NO:  (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31,
     2004, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

                           FORWARD-LOOKING STATEMENTS


         The Company makes forward-looking statements in filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses, market risk, and off-balance sheet arrangements; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.




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

         County National Bank serves individuals and small to medium sized businesses in Anne Arundel County, Maryland, with a specific focus in central and northern Anne Arundel County. County National Bank offers a wide range of deposit accounts and commercial and consumer loans, tax deferred accounts, safe deposit boxes, and other services to its customers. County National Bank also offers, starting in 2004, brokerage and insurance services to its customers through an affiliation with a broker/dealer. Telephone and online banking is available 24 hours a day.

         County National Bank's mission statement is to:

          o Provide the highest quality products and personalized services to meet the financial needs of our community and customers; and

          o Provide sound management to maximize our leadership position, never losing sight of the well being of our neighbors, friends, employees and stockholders.

         In August 2001, the Federal Reserve Board approved CN Bancorp, Inc.'s election as a financial holding company. This means that, subject to Federal Reserve Board regulations, CN Bancorp, Inc. may engage in certain non-banking activities that are "financial in nature." For example, financial holding companies may engage in or provide insurance underwriting and agency services, investment advisory services and merchant banking and underwriting services, and may deal or make a market in securities. We will consider business opportunities outside of commercial banking if a favorable opportunity is presented.

Bank Location and Market Area
-----------------------------

         County National Bank serves its customers from branches located in the Glen Burnie, Pasadena, Odenton and Millersville (new in 2004) areas of Anne Arundel County, Maryland and an additional ATM in Glen Burnie.

         Central and northern Anne Arundel County continues to grow both in commerce and population. BWI Airport, located in northern Anne Arundel County, is a fast growing airport and among the thirty busiest in North America. Businesses have expanded and new business enterprises are opening to take advantage of needed aviation related ancillary and support services. The local economy is dominated by small to mid-size enterprises but also enjoys larger employers such as Northrup Gruman. The county's economy is associated with industry and commerce. There are over 5,000 business establishments in the central and northern Anne Arundel County market areas. Industries include high technology, communication, distribution and computer support services. Environmental related technology, regional data centers and the sciences are a growing segment of the commerce. The housing market remains steady with strong demand in new housing as well as in the resale of homes in established neighborhoods.


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

         At December 31, 2004 County National Bank had a legal lending limit of approximately $1.7 million to any one borrower, which constitutes approximately 15% of County National Bank's unimpaired capital and surplus. We participate with other lenders and CN Bancorp, Inc. in loans that exceed County National Bank's lending limits. We do not believe that loan participations purchased by County National Bank necessarily pose any greater risk of loss than loans that County National Bank originates.

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


                                                                    LOANS AS OF:
                                                                    December 31,
                                                                    ------------
                                                     2004           %            2003            %
                                                --------------  ---------  ---------------   --------
        (In thousands)
        Real estate -construction                     $ 5,998         7%            3,088         4%
        Residential real estate                        21,646        27%           20,999        30%
        Commercial real estate                         28,987        37%           23,625        33%
        Commercial-other                               18,923        24%           18,954        27%
        Installment and other                           4,101         5%            4,197         6%
                                                --------------  ---------  ---------------   --------
                                                       79,655       100%           70,863       100%
                                                                =========                    ========

        Unearned loan fees and costs, net                  40                          16
        Allowance for loan and lease losses             (800)                       (720)
                                                --------------             ---------------
                                                      $78,895                      70,159
                                                ==============             ===============


         The table below sets forth the maturity distributions of the loan receivable portfolio as of December 31, 2004.



                                                                LOAN MATURITIES AS OF DECEMBER 31, 2004

                                                 1 year                                After
                                                Or less           1-5 years            5 years            Total
                                             ---------------   ----------------    ---------------    ---------------
        (In thousands)
        Maturity of Loans Receivable:
        Real estate - construction                  $ 4,577              1,350                 71              5,998
        Residential real estate                       1,564              5,196             14,886             21,646
        Commercial real estate                        2,360              6,241             20,386             28,987
        Commercial - other                            4,668              6,738              7,517             18,923

        Installment and other                         1,152              1,389              1,560              4,101
                                             ---------------   ----------------    ---------------    ---------------
           Total loans receivable                   $14,321             20,914             44,420             79,655
                                             ===============   ================    ===============    ===============

        (In thousands)
        Fixed interest rates                                           $ 7,380              2,514              9,894

        Floating and adjustable interest
        rates                                                           13,534             41,906             55,440
                                                               ----------------    ---------------    ---------------
           Total loans receivable                                      $20,914             44,420             65,334
                                                               ================    ===============    ===============



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

         CN Bancorp, Inc. had no foreclosed real estate owned or other assets acquired through foreclosure, deeds in lieu of foreclosure or repossession at December 31, 2004 or December 31, 2003.

         At December 31, 2004 CN Bancorp has two loans on non-accrual status which are in process of collection with carrying values totaling $51,027: (1) an impaired secured commercial loan in the amount of $1,000; and (2) a secured residential real estate loan in the amount of $50,027. The amount of the specific allowance for loan loss for these loans is $6,000 at December 31, 2004. Unrecognized interest on the loans at December 31, 2004 is approximately $4,000. CN Bancorp is not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired.

         At December 31, 2003 CN Bancorp had five loans on non-accrual status with carrying values totaling $110,931. The amount of the specific allowance for loan loss on these loans was $16,000 at December 31, 2003. Unrecognized interest on the loans at December 31, 2003 was $5,981.

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

         The table below presents the composition and carrying amounts of securities in the portfolio as of December 31, 2004 and December 31, 2003.

                                  SECURITIES

                                          December 31,        December 31,
                                             2004                2003
                                      ------------------  ------------------
    (In thousands)
    Available for sale securities:
       Mortgage-backed securities               $ 4,690               2,514
       U.S Government agencies                   21,524              14,992
                                      ------------------  ------------------
                                                 26,214              17,506
                                      ------------------  ------------------
    Held to maturity securities:
       Mortgage-backed securities                 5,343               2,688
       U.S Government agencies                    5,016               5,521
                                      ------------------  ------------------
                                                 10,359               8,209
                                      ------------------  ------------------
    Equity securities                               738                 642
                                      ------------------  ------------------
      Total securities                          $37,311              26,357
                                      ==================  ==================


         The tables below show the maturities and average weighted yields for the securities portfolio at December 31, 2004. The majority of the mortgage-backed securities have final maturity dates of less than seven years.



                             MATURITIES and WEIGHTED AVERAGE YIELDS on SECURITIES
                                       As of December 31, 2004


                                                               After one but within
                                        Within one year             five years             Unspecified
                                        Amount      Yield         Amount     Yield        Amount     Yield
                                     -----------------------   ----------------------  ---------------------
    (In thousands)
    Amortized cost basis:
       U.S. Government agencies            $4,009     2.36%       22,683    3.13%             --

       Mortgage-backed securities              --                     --                  10,103    3.53%
       Equity securities                       --                     --                     738    3.70%
                                     -----------------------   ----------------------  ---------------------
           Total securities                $4,009     2.36%       22,683    3.13%         10,841    3.53%
                                     =======================   ======================  =====================

    Carrying Value:
       U.S. Government agencies            $3,997                 22,547                      --
       Mortgage-backed securities              --                     --                   9,968
       Equity securities                       --                     --                     738
                                     -------------             -------------           -------------
           Total securities                $3,997                 22,547                  10,706
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

         The average balances and average rates paid on deposits during the years ended December 31, 2004 and 2003 are shown in the tables below. All deposits are domestic deposits.

                       AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

                               December 31, 2004          December 31, 2003
                            ------------------------    -----------------------
                              Average    Average          Average    Average
                              Balance       Rate          Balance      Rate
(In thousands)
Interest bearing:
  Demand deposits             $13,325      0.46%           12,197     0.49%
  Savings accounts             33,290      1.00%           24,273     0.91%
  Time deposits                34,705      2.40%           32,786     2.89%
Non-interest bearing:
  Demand deposits              31,833                      26,166
                           ----------------------    -----------------------
     Total                   $113,153      1.10%           95,422     1.29%
                           ======================    =======================

         The table below shows the maturities and amounts of time certificates (there are no other time deposits) issued in denomination of $100,000 or more at December 31, 2004 and 2003.

                               DEPOSIT MATURITIES
                                  December 31,
                                                  2004               2003
                                              ------------       -----------
        (In thousands)
        Three months or less                      $ 4,613             3,873
        Over three but within six months
                                                    2,456             3,436
        Over six but within twelve months             543             1,629
        Over twelve months
                                                    6,798             3,749
                                              ------------       -----------
           Total                                  $14,410            12,687
                                              ============       ===========

Other Borrowed Funds
--------------------

         CN Bancorp, Inc. enters into sales of securities under agreements to repurchase the same securities with customers, which mature from one day to thirty days from the transaction date. These transactions are accounted for as borrowings and are secured by notes and bonds in the investment portfolio.

         The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2004 and 2003.

                                        December 31,   December 31,
                                           2004           2003
                                        ---------      ---------
(In thousands)
Total outstanding at period-end           $  523         1,453
Average interest rate at period-end         0.75%         0.75%
Average balance during the period         $2,161         2,696
Average interest rate during the period     0.75%         0.75%
Maximum balance during the period         $3,160         3,711

         CN Bancorp, Inc. had no long-term debt during 2004 or 2003.

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

         Securities brokerage and insurance products are offered to customers through an affiliation with a broker/dealer being in mid-2004.

         County National Bank will consider offering additional banking products and services as warranted by customer demand. We believe that our data processing capability, provided through a third party vendor, will be adequate to support the introduction of new products and services.

Competition
-----------

         Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In our market areas in Anne Arundel County, Maryland, we face strong competition from large banks headquartered within and outside of Maryland. In addition, we compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Many of our competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services that we cannot or will not offer. Also, larger institutions have substantially higher lending limits than that of County National Bank. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Employees
---------

         County National Bank had 42 full time employees and 7 part time employees as of December 31, 2004.

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

          USA Patriot Act

          Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

         Liquidity

         County National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of December 21, 2004, amounts in transaction accounts above $7,000,000 and under $47,600,000 must have reserves held against them in the ratio of three percent (3%) of the amount. Amounts above $47,600,000 require reserves of $1,263,000 plus 10% of the amount in excess of $47,600,000.

         Dividends

         The principal sources of CN Bancorp's revenues are dividends received from its subsidiary bank and interest income it earns on the investment of the funds received through common stock sales. The amount of dividends that may be paid by County National Bank to CN Bancorp, Inc. depends on its earnings and capital position and is limited by statute, regulations and policies. As a national bank, County National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, County National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.

         Community Reinvestment Act

         The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. County National Bank was last examined for CRA compliance as of March 2004 and received a CRA rating of "Satisfactory."



Item 2. Description of Properties

         The executive offices of CN Bancorp, Inc. and County National Bank are located at 7401 Ritchie Highway, Glen Burnie, Maryland 21061. The following sets forth certain information regarding the offices of CN Bancorp, Inc. and County National Bank.

         Glen Burnie, Maryland

         Since July 1997, County National Bank has leased three contiguous parcels from Tate Properties, L.L.C.: (1) 0.38 acres of land at 7405 Ritchie Highway, Glen Burnie, Maryland on which we constructed a 2,922 square foot branch building; (2) 0.725 acres of land with a 8,811 square foot building at 7401-7403 Ritchie Highway, Glen Burnie, Maryland which we use for our administrative offices; and (3) a 1,290 square foot house on a 0.26 acre lot currently subleased to unrelated tenants for $1,000 per month.

         The landlord is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The initial term of the lease expired in May, 2001 and County National Bank is in the first five-year renewal period of the lease with a monthly rent payment of $11,821 at December 31, 2004. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains two additional five-year renewal options and contains an option for the bank to purchase the parcels from January 1, 2015 until May 1, 2016 at their appraised value. The bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the parcels.

         Pasadena, Maryland

         County National Bank leases 0.68 acres of land containing a 1,500 square foot building at 4001 Mountain Road, Pasadena, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease expired in September, 2001 and County National Bank is in the first five-year renewal period of the lease with a monthly rent payment of $1,450 per month. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains four additional five-year renewal options, a right of first refusal in the event of the sale of the property and an option for the bank to purchase the property for its appraised value from January 1, 2026 until May 30, 2026. The bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the property.

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

         Millersville, Maryland

         County National Bank leases a building site on Veterans Highway, Millersville, Maryland on which it built a new branch office. The owner/landlord of the site is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The lease is for a five year term beginning in June 2003 but is renewable for seven additional five year terms at the option of the Bank. The monthly rent payment at December 31, 2004 is $5,091. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The branch was opened for business in January 2004.

         Linthicum, Maryland

         In February 2003, County National Bank leased, effective January 1, 2003, the buildings and real property located at 504 and 506 Camp Meade Road, Linthicum, Maryland primarily for use as a future branch site. The lease has an initial term of five years with four options to renew for five years each. The monthly rent increases annually based upon increases in the consumer price index for the Washington Baltimore area. The monthly rent amount at December 31, 2004 is $3,925. County National Bank has sublet one of the buildings for five years at $2,800 per month. The subtenant has one, five year renewal option but the rent amount for the renewal period would be negotiated at the renewal.

Item 3. Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

         None


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans as of December 31, 2004:



Equity Compensation Plan Information
                                                                              Number of securities
                                     Number of securities  Weighted average   remaining available
                                       to be issued upon  exercise price of   for future issuance
                                          exercise of        outstanding         under equity
                                          outstanding     options, warrants   compensation plans
                                       options, warrants      and rights     (excluding securities
Plan category                             and rights                         reflected in column (a)
------------------------------------------------------------------------------------------------
                                                  (a)               (b)                   (c)
Equity compensation plans approved
by security holders (1)                         51,000            $14.20                196,315
Equity compensation plans not
approved by security holders (2)                    --                --                 50,000
                                     -----------------------------------------------------------
                Total                           51,000            $14.20                246,315
                                                ------
                                     ===========================================================



(1) Consists of the Company's Stock Option Plan and the Employee Stock Purchase Plan.
(2)  Consists of the Company's Director Stock Purchase Plan.

      For additional information on the above plans, see Note 8 to the consolidated financial statements.


         The other information contained under the section captioned "Common Stock and Dividends" in CN Bancorp, Inc.'s Annual Report to Stockholders for the year ended December 31, 2004 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management's Discussion and Analysis

         The information contained under the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

         The information required by this item is incorporated by reference to the Annual Report.

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

Item 8A. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15 under the Securities Act of 1934) during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         CN Bancorp, Inc.'s directors and executive officers and County National Bank's directors and executive officers are as follows:



         Name                Age                      Position
        -----                ---                      ---------

Jan W. Clark                 68       Chairman of the Board of Directors, and President and Chief Executive
                                      Officer of CN Bancorp, Inc.; Director, President and Chief Executive
                                      Officer of County National Bank

John E. DeGrange, Sr.        61       Vice Chairman of the Board of Directors of CN Bancorp, Inc.; Vice
                                      Chairman of the Board of Directors of County National Bank

Carl L. Hein, Jr.            77       Director and Treasurer of CN Bancorp, Inc.;
                                      Director and Treasurer of County National Bank

Creston G. Tate              77       Director of CN Bancorp, Inc.; Director of County National Bank

John G. Warner               62       Director and Executive Vice President of CN Bancorp, Inc.; Director and
                                      Executive Vice President of County National Bank

Gerald V. McDonald           69       Director of CN Bancorp, Inc.; Chairman of the Board of Directors of
                                      County National Bank

F. Paul Dorr, Jr.            64       Director of County National Bank

Robert P. Musselman, Sr.     64       Director of County National Bank

Daljit Singh Sawhney         62       Director of County National Bank

LeRoy C. Taylor              70       Director of County National Bank

K. Patricia Wellford         63       Director of County National Bank

Michael T. Storm             54       Chief Financial Officer of CN Bancorp, Inc.; Senior Vice President and
                                      Chief Financial Officer of County National Bank

Michael L. Derr              54       Vice President, County National Bank



Messrs. McDonald and Clark's terms as directors of CN Bancorp, Inc. expire at the 2005 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. Hein and Warner's terms as directors of CN Bancorp, Inc. expire at the 2006 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. DeGrange and Tate's terms as directors of CN Bancorp, Inc. expire at the 2007 annual meeting of stockholders of CN Bancorp, Inc.

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

         The Board of Directors of the Company has determined that the Company does not currently have an "audit committee financial expert," as defined under the rules of the Securities and Exchange Commission, serving on its Audit Committee. The Company believes that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. The Company does not have any independent directors who would qualify as an audit committee financial expert, as defined. The Company believes that it has been, and may continue to be, impractical to recruit such a director unless and until the Company is significantly larger.

         The Company had adopted a Code of Ethics that applied to the chief executive officer, principal financial officer and principal accounting officer/controller of the Company and its banking subsidiary. The Code of Ethics was revised in 2004 to include all officers and employees of CN Bancorp, Inc. and subsidiaries.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Not Applicable. CN Bancorp, Inc.'s officers, directors and 10% or greater stockholders are not required to file reports required pursuant to
Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         The following table summarizes the compensation paid to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other executive officer whose salary and bonus exceeded $100,000 for the years ended December 31, 2004 and 2003. Compensation is paid by County National Bank, and no additional compensation is paid by CN Bancorp, Inc.




                                                        Summary Compensation Table

                                                                  Vested        Securities
                                           Annual Compensation   Interest       Underlying
               Name and                    -------------------      in           Option      Other Annual
          Principal Position         Year   Salary     Bonus       SERP          Awards(2)   Compensation(1)
          ------------------         ----   ------     -----       ----          ---------   ---------------

 Jan W. Clark                        2004   $176,865   $  5,000   $ 32,059         6,500      $ 12,402
 President and CEO,                  2003   $163,692       --     $ 20,320          --        $ 10,800
  CN Bancorp, Inc. and               2002   $158,493       --     $ 10,234          --        $  9,545
  County National Bank

 John G. Warner                      2004   $162,885   $  5,000   $ 23,110         6,500      $ 11,736
 Executive Vice President,           2003   $152,807       --     $ 15,726          --        $ 10,332
  CN Bancorp, Inc.                   2002   $142,789       --     $  7,544          --        $  9,091
 Executive Vice President and COO,
  County National Bank





                                                                  Vested        Securities
                                           Annual Compensation   Interest       Underlying
               Name and                    -------------------      in           Option      Other Annual
          Principal Position         Year   Salary     Bonus       SERP          Awards(2)   Compensation(1)
          ------------------         ----   ------     -----       ----          ---------   ---------------

Michael T. Storm                     2004   $121,537   $  5,000     $6,181         6,800       $ 9,158
Chief Financial Officer,             2003   $114,288       --       $6,940            --       $ 6,829
 CN Bancorp, Inc.                    2002   $105,683       --        --               --       $ 1,586
Senior Vice President and CFO
 County National Bank

Michael L. Derr                      2004   $104,122   $  5,000      --            6,700       $ 2,452
Vice President
County National Bank



(1) Amounts include car allowances, life insurance premiums and contributions to benefit plans.
(2) Represents number of common shares underlying options awarded and accepted under the Employee Stock Purchase Plan (ESPP) and the Stock Option Plan
     (SOP) of CN Bancorp, Inc.: J Clark - 6,500 shares under the SOP; J. Warner
     - 6,500 shares under the SOP; M. Storm - 300 shares under the ESPP and 6,500 shares under the SOP; M. Derr - 200 shares under the ESPP and 6,500 shares under the SOP.

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

Supplemental Executive Retirement Plan
--------------------------------------

      In June 2002, County National Bank purchased bank owned life insurance, referred to as BOLI, as an investment and as a means of funding retirement benefits for certain key executives. These policies, of which County National Bank is the sole beneficiary, and are owned by County National Bank, have been paid for in their entirety and are intended to generate income to satisfy its obligations under Supplemental Executive Retirement Plan and Consulting Agreements (SERPs) entered into by County National Bank with the executives. County National Bank has entered into the SERPs as part of its effort to attract and retain qualified executives.

      County National Bank has entered into SERPs with Jan W. Clark, John G. Warner, Michael T. Storm and Michael L. Derr. Under the SERPs, County National Bank has agreed to pay certain benefits to each executive upon his retirement, which is defined in the SERPs as 65 years of age, voluntary resignation, involuntary termination or death. While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive. The pre-retirement account is increased or decreased each year by the "Index Retirement Benefit" for the year until the executive's termination of employment, death or retirement.

      Through December 31, 2003, the SERPs defined the Index Retirement Benefit as the excess, if any, of earnings on a life insurance policy or policies purchased (or deemed purchased) by County National Bank over County National Bank's cost of funds for purchasing (or its deemed purchase) the policy or policies. Beginning January 1, 2004 the cost of funds factor was eliminated from the Index Retirement Benefit equation. Also eliminated were passive post-retirement benefits to the executives. The Agreements now contain personal services/consulting provisions whereby payments, other than payments of the pre-retirement accounts, depend upon services to be rendered by the executives after retirement.

        In June 2002, County National Bank purchased six life insurance policies for an aggregate one-time premium of $1,200,000. County National Bank intends to hold the policies until the death of the named insured officers. However, County National Bank can liquidate the policies for their cash surrender value but to do so would subject County National Bank to income taxes on the total earnings on the policies, which taxes have not been accrued.

      The following table describes the current death benefit payable to County National Bank upon the death of the four executives as of December 31, 2004:

                  Name                                        Death Benefit
                  ----                                        -------------
                  Jan W. Clark      -                            $1,166,613
                  John G. Warner    -                            $  931,908
                  Michael T. Storm  -                                   N/A
                  Michael L. Derr   -                            $  523,908

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

      If the executive dies while there is a balance in the executive's pre-retirement account, County National Bank will pay the balance in a lump sum to the executive's designated beneficiary. If the executive voluntarily resigns or is terminated with less than five years of service without cause prior to retirement, the executive has no rights to the balance in his pre-retirement account. If the executive voluntarily resigns or is terminated with five or more years of service without cause prior to retirement, the executive is entitled to receive 100% of the balance in his pre-retirement account either over 120 equal payments commencing 30 days after the executive reaches retirement age or as may otherwise be determined by County National Bank's board of directors. From the time of termination of employment to the date the executive reaches retirement age, the balance in the executive's pre-retirement account earns interest at the same interest rate as that paid by County National Bank on its retail statement savings accounts.

      If the executive is terminated for cause (as defined in the SERP), the executive forfeits all rights under the SERP. If the executive is terminated without cause or voluntarily resigns after a change of control (as defined in the SERP) of CN Bancorp, Inc. or County National Bank, the executive is entitled to benefits following retirement age as if the executive had been continuously employed from the effective date of the SERP to retirement age, and the executive remains eligible for the death benefits described above.

      The SERPs are unfunded and the rights of the named executives to the benefits under the SERP are that of a general creditor of County National Bank.

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

         Outside directors of County National Bank are paid $500 per month ($600 per month starting in 2005) for meetings attended. Outside directors who are members of the executive committee of the board of directors receive an additional $100 per month ($300 per month starting in 2005). Outside directors who are members of the loan committee and perform appraisal review services receive an additional $250 per month regardless of the number of reviews performed. Outside directors receive $50 for any other committee meeting attended.

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

Employee Stock Purchase Plan
----------------------------

         The stockholders of CN Bancorp, Inc. approved the Employee Stock Purchase Plan in May 2004. 50,000 shares of CN Bancorp, Inc.'s common stock is reserved under this plan for employees to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is eighty-five percent of the "fair market value" of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower. Employees (including officers) must meet certain minimum weekly work hours and be employed by CN Bancorp, Inc. or subsidiaries for a least a year to be eligible under this plan. During 2004, 2,685 shares of common stock were sold to employees under this plan for $11.99 per share.

Stock Option Plan
-----------------

         The stockholders of CN Bancorp, Inc. approved the Stock Option Plan in May 2004. The Stock Option Plan provides for discretionary awards of options to purchase up to an aggregate of 200,000 shares of CN Bancorp, Inc. common stock to officers and key employees of the Company and subsidiaries as determined by a committee of directors at the fair market value of the common stock on the date of grant. The term of the options can extend to ten years. The options granted to employees may be incentive stock options, which are intended to be eligible for favorable tax treatment to the employee, and options to employees or directors may be nonqualified stock options. On December 7, 2004, the Company granted immediately vested incentive stock options to purchase 51,000 shares of its common stock to certain officers and employees under this plan at the fair value of the stock on the date of grant for a period of ten years. All of the options' exercise price is $14.20 per share and the options expire on December 7, 2014.

Director Stock Purchase Plan
----------------------------

         The Board of Directors of CN Bancorp, Inc. approved the Director Stock Purchase Plan in 2004. The purpose of this plan is to encourage directors to acquire shares in the Company. 50,000 shares of CN Bancorp, Inc.'s common stock is reserved under this plan for directors to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is the "fair market value" of the common stock at the date of grant. The exercise date on the awarded grants may not be later than twelve months after the date of grants. No shares were purchased during 2004 under this plan and there are no outstanding options to purchase common shares at December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the beneficial ownership of CN Bancorp, Inc.'s common stock as of February 28, 2005 by (i) persons believed by CN Bancorp, Inc. to beneficially own more than five percent (5%) of the common stock; (ii) CN Bancorp, Inc.'s and County National Bank's directors and executive officers; and (iii) all directors and executive officers of CN Bancorp, Inc. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.



                                                                                        Total Number
                                                              Warrants to  Options to        of
                                                  Shares of     Purchase    Purchase       Shares      Percentage
               Name and Address                 Common Stock     Common      Common     Beneficially       of
            of Beneficial Owner(1)                             Stock (c)    Stock (d)     Owned(a)    Ownership(b)
--------------------------------------------------------------------------------------------------------------------

Jan W. Clark (2)                                    12,606       13,400       6,500         32,506         2.31%
John E. DeGrange, Sr. (3)                           20,000       45,000           -         65,000         4.54%
Michael L. Derr (4)                                  1,200            -       6,500          7,700         0.55%
Carl L. Hein, Jr. (5)                               26,500       25,000           -         51,500         3.65%
Gerald V. McDonald (6)                              42,673            -           -         42,673         3.08%
Robert P. Musselman, Sr.                           106,000       35,500           -        141,500         9.88%
Daljit S. and Pavanjit Sawhney                      50,000       50,000           -        100,000         6.96%
Michael T. Storm (7)                                   805            -       6,500          7,305         0.52%
Creston G. Tate                                    100,000      100,000           -        200,000        13.45%
John G. Warner (8)                                  11,181       12,031       6,500         29,712         2.11%
Directors and Officers as a Group (10 people)      370,965      280,931      26,000        677,896        39.80%



         (a) The total number of shares beneficially owned includes shares of common stock owned by the named persons as of the date noted above, shares of common stock subject to warrants and shares of common stock subject to options held by the named persons that are exercisable as of, or within 60 days of, said date.

         (b) The shares of common stock subject to warrants and options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

          (c) In June 1997, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock at $10.00 per share. Warrants to purchase 323,431 and 313,391 shares of common stock are outstanding at December 31, 2004 and February 28, 2005 respectively. The warrants became exercisable in March 1998 and will expire in March 2006.

         (d) In December 2004, CN Bancorp, Inc. issued options to purchase common stock at $14.20 per share to certain officers and employees under the Stock Option Plan. The options are fully vested, immediately exercisable and expire in December, 2014.

(1) Unless otherwise indicated, the address of each person listed in the foregoing table is the address of CN Bancorp, Inc.

(2) Mr. Clark has sole investment power with respect to 2,622 shares and 13,400 shares issuable upon exercise of warrants and 6,500 shares issuable under options, and shares investment and voting power with his wife with respect to 9,984 shares.

(3) Mr. DeGrange has sole investment and voting power with respect to 8,100 shares and shares investment and voting power with his wife with respect to 1,900 shares. Includes 10,000 shares owned by DeGrange Lumber Company, Inc and 45,000 shares issuable upon exercise of warrants owned by DeGrange Family Partnership.

(4) Mr. Derr has sole investment power with respect to 1,000 shares and 6,500 shares issuable under options and shares investment and voting power with his wife as to 200 shares.

(5) Mr. Hein has sole investment and voting power with respect to 14,050 shares and 25,000 shares issuable upon exercise of warrants. He is the personal representative for the estate of his deceased wife that controls 12,450 shares.

(6) Mr. McDonald has sole investment power with respect to 20,173 shares and shares investment and voting power with his wife with respect to 22,500 shares.

(7) Mr. Storm has sole investment power with respect to 6,500 shares issuable under options and shares investment and voting power with his wife as to all other shares.

(8) Mr. Warner has sole investment and voting power with respect to 8,461 shares, 12,031 shares issuable upon exercise of warrants and 6.500 shares issuable under options. He shares investment and voting power with wife with respect to 70 shares and his mother with respect to 2,650 shares.


Item 12. Certain Relationships and Related Transactions

Warrants
--------

         On June 16, 1997, CN Bancorp, Inc. issued and sold to Jan W. Clark, a family general partnership controlled by John E. DeGrange, Sr., Carl L. Hein, Henry L. Hein, Robert P. Musselman, Sr., Shirley S. Palmer, Daljit Singh Sawhney, Creston G. Tate, LeRoy C. Taylor, John G. Warner and K. Patricia Wellford, for $0.01 each, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share purchased by such persons in CN Bancorp, Inc.'s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006. Warrants representing 20,000 shares were exercised in 2004 (323,431 shares under warrant outstanding at December 31, 2004).

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


Dividend Reinvestment and Stock Purchase Plan
---------------------------------------------

         In April 2004, the Board of Directors approved the Company's Dividend Reinvestment and Stock Purchase Plan (DRIP) which authorizes up to 200,000 shares of common stock for use under the DRIP. Under the DRIP, the shareholder may receive dividends paid on the common stock of the Company that they own in additional shares of common stock of the Company. Shareholders are also allowed to purchase additional shares of common stock on the dividend payment dates up to a maximum value of $5,000. The shares are sold under this plan at the fair market value of the stock on the dividend declaration date. During 2004, 5,335 shares of common stock were issued under the DRIP.

Stock Options
-------------

         In May 2004, the shareholders approved the Company's Employee Stock Purchase Plan (ESPP) authorizing up to 50,000 shares of common stock for use under the ESPP. Under the ESPP, the Company may award options to employees to purchase common at the purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. During 2004, 2,685 shares were purchased by employees under the ESPP. There are no outstanding options to purchase common shares at December 31, 2004 under the ESPP.

         In April 2004, the Board of Directors approved the Company's Directors Stock Purchase Plan (DSPP) authorizing up to 50,000 shares of common stock for use under the DSPP. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2004 under the DSPP and there are no outstanding options to purchase common shares at December 31, 2004.

         In May 2004, the shareholders approved the Company's Stock Option Plan
(SOP) authorizing up to 200,000 shares of common stock for use under SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. All of the options' exercise price is $14.20 per share and the options expire on December 7, 2014.

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

         In 2003, County National Bank sold loan participations to family members of Gerald V. McDonald, a director of the Company and the Chairman of the Board of County National Bank, on a non-recourse basis. Under these transactions, the family members acquired undivided percentage interests in specific loans held by County National Bank. The participations were sold under the same terms and conditions as loan participations sold to non-related entities. The total amount of the loan participations sold in 2003 was $2,058,741 (none in 2004). The total loan participation amount outstanding at December 31, 2004 was $744,434.

Item 13.  Exhibits


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

         +*10.2 Employment Agreement between County National Bank and John G. Warner dated December 19, 1996

         *10.7 Ground Lease Agreement dated July 1, 1996 between Tate Dodge, Inc. and County National Bank

         *10.8 First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County National Bank

         *10.9 Ground Lease Agreement dated September 16, 1996 between Grace Anna Muhl and County National Bank

         **10.10 Lease dated January 1, 2003 between Ara A. and Mary Lou Ayanian and County National Bank

         +10.11 Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Jan
                  W. Clark dated June 18, 2002

         +10.12 Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and John
                  G. Warner dated June 18, 2002

         +10.13 Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael L. Derr dated June 18, 2002

         +10.14 Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael T. Storm dated June 18, 2002

       ***10.15 Ground Lease Agreement between Tate Veterans Highway, LLC and County National Bank 13 2004 Annual Report to Stockholders

           ++14   Code of Ethics (revised)

          *21.1   Subsidiaries of CN Bancorp, Inc.

           23.1   Consent of Beard Miller Company LLP

           31.1   Rule 13a-14(a) /15d-14(a) Certification - CEO

           31.2   Rule 13a-14(a) /15d-14(a) Certification - CFO

           32.1 Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CEO

           32.2 Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CFO

         The exhibits which are denominated with an asterisk (*) were previously filed by CN Bancorp, Inc. as a part of, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460 and, as to exhibit denominated with a double asterisk (**) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2002 Form 10KSB, as to exhibits denominated with a triple asterisk (***) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2003 Form 10KSB, and as to the Exhibit denominated with a double "++"was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc's Form 8-K filed on June 28, 2004. Exhibits denominated with a "+" are compensatory plans or arrangements.


Item 14.  Principal Accountant Fees and Services

         In January 2004 the Company engaged Beard Miller Company LLP (Beard Miller) as its independent accountant. Prior to that time, the Company had engaged Anderson Associates, LLP as its principal accountant for 2003 and prior years until it merged with Beard Miller in January 2004. The Company had no relationship with Beard Miller prior to January 2004. All services from Beard Miller and Anderson Associates LLP were pre-authorized and requested by the Audit Committee of the Company prior to the services being performed. Below is a schedule of fees by related service for Beard Miller and Anderson Associates, LLP during 2004 and 2003.


                                 2004           2003                        Comments
                                 ----           ----                        --------

    Audit fees                 $27,500        $18,450           Audit services and reviews of SEC filings
    Audit-Related fees              --            --
    Tax fees                     1,700          1,300           Preparation of income and related tax returns
    All Other fees                  --            --
                            -----------    -----------
                               $29,200        $19,750
                            ===========    ===========



         The Audit Committee is required to approve all audit and non-audit services, if any, provided by Beard Miller prior to such services being rendered. Non-audit services can only be provided by the Company's independent accountant to the extent permitted by law. There were no services provided by Beard Miller pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CN Bancorp, Inc.


Date : March 15, 2005             By:    /s/ Jan W. Clark
                                         ---------------------
                                         Jan W. Clark
                                         President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                    Position                                                 Date
----                                    --------                                                 -----

 /s/Jan W. Clark                        Chairman of the Board of Directors,                      March 15, 2005
------------------------                President, Chief Executive Officer,
Jan W. Clark                            (Principal Executive Officer)


 /s/ Michael T. Storm                   Chief Financial Officer (Principal Financial and         March 15, 2005
------------------------                Accounting Officer)
Michael T. Storm


/s/ John E. DeGrange, Sr                Vice Chairman of the Board of Directors                  March 15, 2005
------------------------
John E. DeGrange, Sr.


 /s/ Carl L. Hein, Jr.                  Treasurer and Director                                   March 15, 2005
------------------------
Carl L. Hein, Jr.


 /s/ Creston G. Tate                    Director                                                 March 15, 2005
------------------------
Creston G. Tate


/s/ John G. Warner                      Executive Vice President and Director                    March 15, 2005
------------------------
John G. Warner


/s/Gerald V. McDonald                   Director                                                 March 15, 2005
------------------------
Gerald V. McDonald





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