Form 10KSB/A
period 2004-12-31
CN BANCORP INC
filed 2005-03-24
CIK 1014273

FORM 10-KSB/A
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [x]

Issuer's revenues for its fiscal year ended December 31, 2004 were $6,664,480.

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

The Registrant had 1,396,157 shares of Common Stock outstanding as of February 28, 2005.

     Transitional Small Business Disclosure Format.       YES: ( )   NO:  (X)

This 10-KSB/A is filed to include the audited financial statements of the Company for the year ended December 31, 2004. As a result of unintentional miscommunications between the Company and its independent registered public accounting firm, the Company's Annual Report on Form 10-KSB was inadvertently filed on EDGAR on March 15, 2005, before the independent registered public accounting firm had competed its audit procedures and issued its final report with respect to the financial statements for the year ended December 31, 2004 and consent with respect to the incorporation by reference of that report into previously filed registration statements. No material change has been made in this Form 10-KSB/A from the version filed on March 15, 2005. Completion of the independent registered public accounting firm's audit procedures did not result in any change to the audited financial statements of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2004, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB/A.

                           FORWARD-LOOKING STATEMENTS


         The Company makes forward-looking statements in filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB/A and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses, market risk, and off-balance sheet arrangements; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.


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



                                                                      LOANS AS OF:
                                                                       December 31,
                                                        2004             %            2003            %
                                                 -------------------  ---------  ---------------   --------
        (In thousands)
        Real estate -construction                           $ 5,998         7%            3,088         4%
        Residential real estate                              21,646        27%           20,999        30%
        Commercial real estate                               28,987        37%           23,625        33%
        Commercial-other                                     18,923        24%           18,954        27%
        Installment and other                                 4,101         5%            4,197         6%
                                                 -------------------  ---------  ---------------   --------
                                                             79,655       100%           70,863       100%
                                                                      =========                    ========

        Unearned loan fees and costs, net                        40                          16
        Allowance for loan and lease losses                    (800)                       (720)
                                                 -------------------             ---------------
                                                            $78,895                      70,159
                                                 ===================             ===============




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

                       AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

                            December 31, 2004          December 31, 2003
                         ------------------------    -----------------------
                              Average    Average          Average    Average
                              Balance     Rate            Balance     Rate
                         -------------  ---------    -------------  ---------
(In thousands)
Interest bearing:
  Demand deposits            $ 13,325      0.46%           12,197     0.49%
  Savings accounts             33,290      1.00%           24,273     0.91%
  Time deposits                34,705      2.40%           32,786     2.89%

Non-interest bearing:
  Demand deposits              31,833                      26,166
                         ------------------------    -----------------------
     Total                   $113,153      1.10%           95,422     1.29%
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

         The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2004 and 2003.

                                            December 31,         December 31,
                                                2004                 2003
                                            ----------------  ------------------

(In thousands)
Total outstanding at period-end                $ 523                  1,453
Average interest rate at period-end             0.75%                 0.75%
Average balance during the period              $2,161                 2,696
Average interest rate during the period         0.75%                 0.75%
Maximum balance during the period              $3,160                 3,711

         CN Bancorp, Inc. had no long-term debt during 2004 or 2003.

Other Banking and Financial Services
-------------------------------------

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


Equity Compensation Plan Information

                                                                              Number of securities
                                      Number of securities                    remaining available
                                        to be issued upon   Weighted average  for future issuance
                                           exercise of     exercise price of     under equity
                                           outstanding        outstanding     compensation plans
                                        options, warrants  options, warrants (excluding securities
Plan category                              and rights          and rights    reflected in column (a)
----------------------------------------------------------------------------------------------------
                                                (a)               (b)                   (c)
Equity compensation plans approved
by security holders (1)                        51,000            $14.20                196,315
Equity compensation plans not
approved by security holders (2)                   --                --                 50,000
                                     ---------------------------------------------------------------
                Total                          51,000            $14.20                246,315
                                               ------
                                     ===============================================================


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



                           Summary Compensation Table
                                                                          Vested         Securities
                                                  Annual Compensation   Interest         Underlying
               Name and                           -------------------       in            Option            Other Annual
          Principal Position              Year      Salary     Bonus       SERP          Awards(2)         Compensation(1)
          ------------------              ----      ------     -----       ----          ---------         ---------------

Jan W. Clark                              2004      $176,865   $5,000       $32,059             6,500           $12,402
President and CEO,                        2003      $163,692     -          $20,320        -                    $10,800
 CN Bancorp, Inc. and                     2002      $158,493     -          $10,234        -                     $9,545
 County National Bank

John G. Warner                            2004      $162,885   $5,000       $23,110             6,500           $11,736
Executive Vice President,                 2003      $152,807     -          $15,726        -                    $10,332
 CN Bancorp, Inc.                         2002      $142,789     -           $7,544        -                     $9,091
Executive Vice President and COO,
 County National Bank




                                                                          Vested         Securities
                                                  Annual Compensation   Interest         Underlying
               Name and                           -------------------       in            Option            Other Annual
          Principal Position              Year      Salary     Bonus       SERP          Awards(2)         Compensation(1)
          ------------------              ----      ------     -----       ----          ---------         ---------------

Michael T. Storm                          2004      $121,537   $5,000        $6,181             6,800            $9,158
Chief Financial Officer,                  2003      $114,288     -           $6,940        -                     $6,829
 CN Bancorp, Inc.                         2002      $105,683     -           -             -                     $1,586
Senior Vice President and CFO
 County National Bank

Michael L. Derr                           2004      $104,122   $5,000        -                  6,700            $2,452
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



                                                                                        Total Number
                                                              Warrants to  Options to        of
                                                                Purchase    Purchase       Shares      Percentage
               Name and Address                   Shares of      Common      Common     Beneficially       of
            of Beneficial Owner(1)              Common Stock    Stock (c)    Stock (d)     Owned(a)    Ownership(b)
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

         *10.7    Ground Lease Agreement dated July 1, 1996 between Tate Dodge,
                  Inc. and County National Bank
         *10.8    First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County
                  National Bank
         *10.9    Ground Lease Agreement dated September 16, 1996 between Grace
                  Anna Muhl and County National Bank
         **       10.10 Lease dated January 1, 2003 between Ara A. and Mary Lou
                  Ayanian and County National Bank
         +10.11   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and Jan
                  W. Clark dated June 18, 2002
         +10.12   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and John
                  G. Warner dated June 18, 2002
         +10.13   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and
                  Michael L. Derr dated June 18, 2002
         +10.14   Amended and Restated Executive Supplemental Retirement Plan
                  and Consulting Agreement between County National Bank and
                  Michael T. Storm dated June 18, 2002
         ***10.15 Ground Lease Agreement between Tate Veterans Highway, LLC and
                  County National Bank 13 2004 Annual Report to Stockholders
         ++       14 Code of Ethics (revised)
         *21.1    Subsidiaries of CN Bancorp, Inc.
         23.1     Consent of Beard Miller Company LLP
         31.1     Rule 13a-14(a) /15d-14(a) Certification - CEO
         31.2     Rule 13a-14(a) /15d-14(a) Certification - CFO
         32.1     Certification of Periodic Financial Report pursuant to 18
                  U.S.C. Section 1350 - CEO
         32.2     Certification of Periodic Financial Report pursuant to 18
                  U.S.C. Section 1350 - CFO

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


                                    CN Bancorp, Inc.


Date : March 21, 2005                      By:     /s/ Jan W. Clark
                                                  ---------------------
                                                  Jan W. Clark
                                                  President and Chief Executive
                                                  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




        Name                                    Position                                              Date
        ----                                    --------                                              ----

 /s/Jan W. Clark                        Chairman of the Board of Directors,                      March 21, 2005
--------------------------              President, Chief Executive Officer,
Jan W. Clark                            (Principal Executive Officer)


 /s/ Michael T. Storm                   Chief Financial Officer (Principal Financial and         March 21, 2005
------------------------------          Accounting Officer)
 Michael T. Storm


/s/ John E. DeGrange, Sr                Vice Chairman of the Board of Directors                  March 21, 2005
------------------------
John E. DeGrange, Sr.


 /s/ Carl L. Hein, Jr.                  Treasurer and Director                                   March 21, 2005
----------------------
Carl L. Hein, Jr.


 /s/ Creston G. Tate                    Director                                                 March 21, 2005
--------------------
Creston G. Tate



/s/ John G. Warner                      Executive Vice President and Director                    March 21, 2005
-------------------
John G. Warner



/s/Gerald V. McDonald                   Director                                                 March 21, 2005
---------------------
Gerald V. McDonald




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