Form 10KSB/A
period 2004-12-31
CN BANCORP INC
filed 2005-05-13
CIK 1014273

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                (Amendment No. 2)
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to

                        Commission File Number 333-100460
                                CN Bancorp, Inc.
                                ----------------
                 (Name of small business issuer in its charter)

         Maryland                                      52-1954386
-------------------------------                ------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
     Identification No.)                       incorporation or organization)



                7401 Ritchie Highway, Glen Burnie, Maryland     21061
                -----------------------------------------------------
               (Address of principal executive offices)       (Zip Code)


                     Issuer's telephone number: 410-760-7000
                     ----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $6,664,480.

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

         The Registrant had 1,396,157 shares of Common Stock outstanding as of February 28, 2005.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes __ No X

                                Explanatory Note

         This Amendment No. 2 to the Annual Report on Form 10-KSB/A (this "Amendment") amends Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed on March 24, 2005 (the "Original Filing"). CN Bancorp, Inc. has filed this Amendment to add additional disclosure to Item 10 and Item 13 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 10 and
Item 13 as amended is set forth below. The remainder of the Form 10-KSB/A is unchanged and is not reproduced in this Amendment. The certifications required by Section 302 of the Sarbanes-Oxley Act are also included with this Amendment.

         This Amendment speaks as of the filing date of the Original Filing and reflects only the changes described above. No other information included in the Original Filing, including the consolidated financial statements and the footnotes thereto, has been modified or updated in any way.

         The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.


Item 10.  Executive Compensation
--------------------------------

The following table summarizes the compensation paid to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other executive officer whose salary and bonus exceeded $100,000 for the years ended December 31, 2004, 2003 and 2002. Compensation is paid by County National Bank, and no additional compensation is paid by CN Bancorp, Inc.



                                                           Summary Compensation Table
                                                                                         Securities
                                                  Annual Compensation     Vested         Underlying
               Name and                                                 Interest in   Options/SARs(#)         All Other
          Principal Position              Year      Salary     Bonus       SERP             (2)            Compensation(1)
          ------------------              ----      ------     -----       ----             ---            ---------------

Jan W. Clark                              2004      $176,865   $5,000       $32,059               6,500          $12,402
President and CEO,                        2003      $163,692     -          $20,320          -                   $10,800
 CN Bancorp, Inc. and                     2002      $158,493     -          $10,234          -                   $ 9,545
 County National Bank

John G. Warner                            2004      $162,885   $5,000       $23,110               6,500          $11,736
Executive Vice President,                 2003      $152,807     -          $15,726          -                   $10,332
 CN Bancorp, Inc.                         2002      $142,789     -          $ 7,544          -                   $ 9,091
Executive Vice President and COO,
 County National Bank

Michael T. Storm                          2004      $121,537   $5,000       $ 6,181               6,800          $ 9,791
Chief Financial Officer,                  2003      $114,288     -          $ 6,940          -                   $ 6,829
 CN Bancorp, Inc.                         2002      $105,683     -           -               -                   $ 1,586
Senior Vice President and CFO
 County National Bank

Michael L. Derr                           2004      $104,122   $5,000        -                    6,700          $ 2,874
Vice President                            2003      $ 95,191     -           -               -                   $   959
County National Bank                      2002      $ 86,907     -           -               -                   $   867


(1) Amounts include car allowances, life insurance premiums and contributions to benefit plans. For 2004, these amounts totaled $7,800, $840 and $3,762, respectively, for Mr. Clark; $7,800, $840 and $3,096, respectively, for Mr. Warner, $6,000, $480 and $2,672, respectively, for Mr. Storm, $0, $392 and $2,060, respectively, for Mr. Derr,

For Mr. Storm and Mr. Derr, also includes difference between the $14.10 per share fair market value of 300 shares (for Mr. Storm) and 200 shares (for Mr.
Derr) of common stock purchased upon the exercise of options awarded under the ESPP and the $11.99 per share exercise price. Under the ESPP, shares may be purchased at eighty-five percent of the "fair market value" of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower.

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




                                            Option/SAR Grants in Last Fiscal Year
                                                      Individual Grants

                                             Number of           % of Total
                                             Securities         Options/SARs
                                             Underlying          Granted to       Exercise or Base
                                            Options/SARS        Employees in           Price           Expiration
                 Name                      Granted(1)(2)         Fiscal Year      ($/Share)(1)(2)         Date
                 ----                      -------------        -------------     -----------------    -----------
Jan W. Clark
  SOP                                          6,500               12.75%              $14.20         Dec. 7, 2014
John G. Warner
  SOP                                          6,500               12.75%              $14.20         Dec. 7, 2014
Michael T. Storm
  SOP                                          6,500               12.75%              $14.20         Dec. 7, 2014
  ESPP                                          300                 7.93%              $11.99
Michael L. Derr
  SOP                                          6,500               12.75%              $14.20         Dec. 7, 2014
  ESPP                                          200                 5.28%              $11.99



(1) Under the SOP, the exercise price is equal to the fair market value on the date of grant. The fair market value of the common stock on the December 7, 2004 grant date was $14.20 per share. All of the options are immediately exercisable.

(2) Under the ESPP, shares may be purchased at eighty-five percent of the "fair market value" of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower. The fair market value of the common stock on the September 14, 2004 grant date and exercise date of December 15, 2004 was $14.10 per share. Table does not include options issued under the ESPP plan but not accepted by October 14, 2004.



                                                            Aggregate Options Table


                                                          Number of Securities        Value of Unexercised
                           Shares                              Underlying                 in-the-Money
                          Acquired         Value          Unexercised Options at            Options at
Name                  On Exercise (#)  Realized ($)(1)      December 31, 2004          December 31, 2004(3)
---------------------------------------------------------------------------------------------------------------
                                                     Exercisable  Unexercisable     Exercisable  Unexercisable
Jan W. Clark                      -            $ -     6,500(2)              -          $1,950        $-
John G. Warner                    -            $ -     6,500(2)              -          $1,950        $-
Michael T. Storm                300           $633     6,500(2)              -          $1,950        $-
Michael L. Derr                 200           $422     6,500(2)              -          $1,950        $-



(1)In September 2004, CN Bancorp, Inc. granted all employees the right to purchase an aggregate of 15,850 shares of common stock pursuant to the ESPP.Mr. Clark and Mr. Warner did not accept their grants.Mr. Storm and Mr. Derr accepted a portion of their grants and exercised their options to purchase the indicated number of shares on December 15, 2004.Under the ESPP, shares may be purchased at eighty-five percent of the "fair market value" of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower.The fair market value of the common stock on the September 14, 2004 grant date and exercise date of December 15. 2004 was $14.10 per share. The value realized is the difference between the exercise price and the fair market value on the date of exercise multiplied by the number of shares acquired.

(2)The exercise price for these options is $14.20 per share.

(3)Represents the total gain (if any) which would be realized if all in-the-money options held at December 31, 2004 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of the shares at December 31, 2004.The last stock transaction price in 2004 was $14.50 per share.

Employment Agreements

         Jan W. Clark and John G. Warner each have an employment agreement with County National Bank. Both agreements are dated December 19, 1996.Each agreement was for an initial term of two years commencing January 1, 1997, and each agreement automatically renews annually for an additional two year term provided that neither party to the agreement notifies the other of his or its desire to terminate the agreement at least thirty days prior to the expiration of the then current term. Each agreement provides for an annual salary, subject to annual merit increases, and for an annual bonus if established by the board of directors at its discretion.The agreement terminates upon the employee's death or disability, or for certain events constituting cause as described in the agreement.If County National Bank terminates employment without cause, the employee is entitled to receive his salary and employee benefits for a period of 24 months following the termination, plus any attorney's fees he incurs to enforce his rights under the agreement.

         Michael T. Storm is a party to an "at will" letter agreement with County National Bank dated December 31, 1997, effective January 1, 1998.The agreement provides for an annual salary, subject to annual merit increases.Although the agreement is silent with respect to bonuses, County National Bank may also pay discretionary bonuses to Mr. Storm.If County National Bank terminates employment without cause, Mr. Storm is entitled to receive his salary and COBRA premiums for six months either in a lump sum payment or monthly installments.

         Michael L. Derr is a party to an "at will" letter agreement with County National Bank dated March 20, 2001, effective April 30, 2001.The agreement provides for an annual salary, subject to annual merit increases.Although the agreement is silent with respect to bonuses, County National Bank may also pay discretionary bonuses to Mr. Derr.

Supplemental Executive Retirement Plan

      In June 2002, County National Bank purchased bank owned life insurance, referred to as BOLI, as an investment and as a means of funding retirement benefits for certain key executives.These policies, of which County National Bank is the sole beneficiary, and are owned by County National Bank, have been paid for in their entirety and are intended to generate income to satisfy its obligations under Supplemental Executive Retirement Plan and Consulting Agreements (SERPs) entered into by County National Bank with the executives. County National Bank has entered into the SERPs as part of its effort to attract and retain qualified executives.

      County National Bank has entered into SERPs with Jan W. Clark, John G. Warner, Michael T. Storm and Michael L. Derr. Under the SERPs, County National Bank has agreed to pay certain benefits to each executive upon his retirement, which is defined in the SERPs as 65 years of age, voluntary resignation, involuntary termination or death.While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive.The pre-retirement account is increased or decreased each year by the "Index Retirement Benefit" for the year, and tax benefits thereon, until the executive's termination of employment, death or retirement.

      Through December 31, 2003, the SERPs defined the Index Retirement Benefit as the excess, if any, of earnings on a life insurance policy or policies purchased (or deemed purchased) by County National Bank over County National Bank's cost of funds for purchasing (or its deemed purchase) the policy or policies.Beginning January 1, 2004 the cost of funds factor was eliminated from the Index Retirement Benefit equation. Also eliminated were passive post-retirement benefits to the executives. The Agreements now contain personal services/consulting provisions whereby payments, other than payments of the pre-retirement accounts, depend upon services to be rendered by the executives after retirement.

      In June 2002, County National Bank purchased six life insurance policies for an aggregate one-time premium of $1,200,000.County National Bank intends to hold the policies until the death of the named insured officers.However, County National Bank can liquidate the policies for their cash surrender value but to do so would subject County National Bank to income taxes on the total earnings on the policies, which taxes have not been accrued.

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

      Pursuant to the Executive Agreements, if the executive is continuously employed from the effective date of the SERP (June 3, 2002) to retirement age, the executive is entitled to receive the balance in his pre-retirement account in 120 equal monthly installments commencing 30 days following retirement.In addition, County National Bank will pay the executive for personal services each year (and partial year) subsequent to the executive's retirement until the executive's death if rendered in accordance with the Agreement.

      If the executive dies while there is a balance in the executive's pre-retirement account, County National Bank will pay the balance in a lump sum to the executive's designated beneficiary. If the executive voluntarily resigns or is terminated with less than five years of service without cause prior to retirement, the executive has no rights to the balance in his pre-retirement account. If the executive voluntarily resigns or is terminated with five or more years of service without cause prior to retirement, the executive is entitled to receive 100% of the balance in his pre-retirement account either over 120 equal payments commencing 30 days after the executive reaches retirement age or as may otherwise be determined by County National Bank's board of directors.From the time of termination of employment to the date the executive reaches retirement age, the balance in the executive's pre-retirement account earns interest at the same interest rate as that paid by County National Bank on its retail statement savings accounts.

      If the executive is terminated for cause (as defined in the SERP), the executive forfeits all rights under the SERP.If the executive is terminated without cause or voluntarily resigns after a change of control (as defined in the SERP) of CN Bancorp, Inc. or County National Bank, the executive is entitled to benefits following retirement age as if the executive had been continuously employed from the effective date of the SERP to retirement age, and the executive remains eligible for the death benefits described above.

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

         County National Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan.Pursuant to the plan, County National Bank may make a discretionary matching contribution and/or a discretionary profit sharing contribution to the plan.All such contributions must comply with the federal pension laws non-discrimination requirements and the terms of the plan.In determining whether to make a discretionary contribution, County National Bank's board of directors evaluates County National Bank's current and future prospects and management's desire to reward and retain employees and attract new employees.County National Bank may also make discretionary contributions so as to comply with the federal pension laws.

Director Compensation

        CN Bancorp Inc. does not currently pay any fees to its directors.

        County National Bank does not currently pay any fees to inside directors.An inside director is a director who is also an employee of the bank.At the present time there are two inside directors, Jan W. Clark and John
G. Warner.

         Outside directors of County National Bank are paid $500 per month ($600 per month starting in 2005) for meetings attended.Outside directors who are members of the executive committee of the board of directors receive an additional $100 per month ($300 per month starting in 2005).Outside directors who are members of the loan committee and perform appraisal review services receive an additional $250 per month regardless of the number of reviews performed.Outside directors receive $50 for any other committee meeting attended.

Director Emeritus

         Henry L. Hein serves as a director emeritus to CN Bancorp, Inc. and County National Bank.As a director emeritus, Mr. Hein is invited to attend all board meetings and to participate in board discussions, but is not entitled to vote on any matter submitted to a board.Mr. Hein had served on these boards of directors since 1996, and he retired in May 2002.Mr. Hein receives the same fees for attendance at meetings of the board of directors and committees thereof as do outside directors of County National Bank.

Employee Stock Purchase Plan

         The stockholders of CN Bancorp, Inc. approved the Employee Stock Purchase Plan in May 2004.50,000 shares of CN Bancorp, Inc.'s common stock is reserved under this plan for employees to buy such shares in amounts determined by the Board of Directors.The purchase price under this plan is eighty-five percent of the "fair market value" of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower.Employees (including officers) must meet certain minimum weekly work hours and be employed by CN Bancorp, Inc. or subsidiaries for a least a year to be eligible under this plan. During 2004, 2,685 shares of common stock were sold to employees under this plan for $11.99 per share.

Stock Option Plan

         The stockholders of CN Bancorp, Inc. approved the Stock Option Plan in May 2004. The Stock Option Plan provides for discretionary awards of options to purchase up to an aggregate of 200,000 shares of CN Bancorp, Inc. common stock to officers and key employees of the Company and subsidiaries as determined by a committee of directors at the fair market value of the common stock on the date of grant. The term of the options can extend to ten years. The options granted to employees may be incentive stock options, which are intended to be eligible for favorable tax treatment to the employee, and options to employees or directors may be nonqualified stock options.On December 7, 2004, the Company granted immediately vested incentive stock options to purchase 51,000 shares of its common stock to certain officers and employees under this plan at the fair value of the stock on the date of grant for a period of ten years. All of the options' exercise price is $14.20 per share and the options expire on December 7, 2014.

Director Stock Purchase Plan

         The Board of Directors of CN Bancorp, Inc. approved the Director Stock Purchase Plan in 2004. The purpose of this plan is to encourage directors to acquire shares in the Company.50,000 shares of CN Bancorp, Inc.'s common stock is reserved under this plan for directors to buy such shares in amounts determined by the Board of Directors.The purchase price under this plan is the "fair market value" of the common stock at the date of grant. The exercise date on the awarded grants may not be later than twelve months after the date of grants. No shares were purchased during 2004 under this plan and there are no outstanding options to purchase common shares at December 31, 2004.


Item 13.Exhibits
----------------

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-KSB/A (pages E-1 and E-2, including executive compensation plans and arrangements which are identified separately).





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CN BANCORP, INC.

Date: May 13, 2005                          By: /s/ Jan W. Clark
                                               ------------------------------
                                               Jan W. Clark, President and
                                               Chief Executive Officer

                                                                        E-1
INDEX TO EXHIBITS


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

*10.7         Ground Lease Agreement dated July 1, 1996 between Tate Dodge, Inc.
              and County National Bank

*10.8 First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County National Bank

*10.9 Ground Lease Agreement dated September 16, 1996 between Grace Anna Muhl and County National Bank

**10.10 Lease dated January 1, 2003 between Ara A. and Mary Lou Ayanian and County National Bank

+***10.11     Amended and Restated Executive Supplemental Retirement Plan and
              Consulting Agreement between County National Bank and Jan W. Clark dated June 18, 2002

+***10.12     Amended and Restated Executive Supplemental Retirement Plan and
              Consulting Agreement between County National Bank and John G.
              Warner dated June 18, 2002

+***10.13     Amended and Restated Executive Supplemental Retirement Plan and
              Consulting Agreement between County National Bank and Michael L.
              Derr dated June 18, 2002

+***10.14     Amended and Restated Executive Supplemental Retirement Plan and
              Consulting Agreement between County National Bank and Michael T.
              Storm dated June 18, 2002

***10.15 Ground Lease Agreement between Tate Veterans Highway, LLC and County National Bank +@@10.16 CN Bancorp, Inc. Stock Option Plan

+10.17        Form of Incentive Stock Option Agreement for Stock Option Plan

+@@10.18      CN Bancorp, Inc. Director Stock Purchase Plan

+10.19        Director Stock Purchase Plan Offer and Acceptance Forms

+10.20 Letter Agreement between Michael T. Storm and County National Bank dated December 31, 1997

+10.21 Letter Agreement between Michael L. Derr and County National Bank dated March 20, 2001

+10.22        Terms of Director Cash Compensation

+10.23        Summary of Salary Increases and Bonuses to Executive Officers

#10.24        Dividend Reinvestment and Stock Purchase Authorization Form

+##10.25      Unfunded (Director) Deferred Compensation Agreement

###13         2004 Annual Report to Stockholders

++14          Code of Ethics (revised)

*21.1         Subsidiaries of CN Bancorp, Inc.

###23.1       Consent of Beard Miller Company LLP

31.1          Rule 13a-14(a) /15d-14(a) Certification - CEO

31.2          Rule 13a-14(a) /15d-14(a) Certification - CFO

###32.1       Certification of Periodic Financial Report pursuant to 18 U.S.C.
              Section 1350 - CEO

###32.2       Certification of Periodic Financial Report pursuant to 18 U.S.C.
              Section 1350 - CFO

The exhibits denominated with an asterisk (*) were previously filed by CN Bancorp, Inc. as a part of, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460.

The exhibit denominated with a double asterisk (**) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2002 Form 10KSB.

The exhibit denominated with a triple asterisk (***) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2003 Form 10KSB.

The exhibit denominated with a double "++"was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s Form 8-K filed on June 28, 2004.

The exhibit denominated with a triple "@" was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116380).

The exhibit denominated with a triple "@@" was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116359).

The exhibit denominated with a "#" was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form S-3, under the Securities Act of 1933, as amended (Registration Number 333-114355).

The exhibit denominated with a double "##"was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s Form 8-K filed on December 16, 2004.

The exhibit denominated with a triple "###"was previously filed as part filed as part of CN Bancorp, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed on March 24, 2005

The exhibits denominated with a "+" are compensatory plans or arrangements.