Form 10QSB
period 2005-03-31
CN BANCORP INC
filed 2005-05-16
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005
                        Commission File Number 333-100460

                               -----------------

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

                               -----------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) YES _X_ NO __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         At April 30, 2005, the issuer had 1,400,512 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                  YES __ NO _X_

                                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       CN BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               December 31, 2004 and March 31, 2005 (Unaudited)


                                                                           (Unaudited)
                                                                            March 31,           December 31,
                                                                              2005                 2004
                                                                         ----------------     ---------------
    ASSETS
    Cash and due from banks                                                   $3,577,948          $2,759,279
    Federal funds sold                                                        14,251,743           7,109,536
                                                                         ----------------     ---------------
      Cash and cash equivalents                                               17,829,691           9,868,815
    Interest bearing deposits                                                  3,365,337           4,387,283
    Investment securities - available for sale                                25,777,139          26,214,112
    Investment securities - held to maturity                                  10,113,758          10,359,122
    Other securities                                                             773,800             737,900
    Loans receivable, net of allowance for loan losses of $832,000
        at March 31, 2005 and $800,000 at December 31, 2004                   80,120,389          78,894,775
    Property, equipment and leasehold improvements, net                        4,100,256           4,179,185
    Cash surrender value of life insurance                                     2,526,984           1,337,917
    Other assets                                                               1,060,645             891,856
                                                                         ----------------     ---------------
                 Total Assets                                               $145,667,999        $136,870,965
                                                                         ================     ===============

    LIABILITIES

    Deposits                                                                $126,319,659        $119,310,484
    Securities sold under agreements to repurchase                             2,104,396             522,540
    Official checks                                                              806,389             890,654
    Accounts payable and accrued expenses                                        608,820             452,432
                                                                         ----------------     ---------------
                 Total Liabilities                                           129,839,264         121,176,110
                                                                         ----------------     ---------------


    STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value; authorized 5,000,000 shares.
        None issued or outstanding                                                     -                   -
    Common stock - $10 par value; authorized 5,000,000 shares.
       Issued and outstanding: 1,398,247 shares at March 31, 2005
           and 1,384,565 at December 31, 2004                                 13,982,471          13,845,652
    Additional paid in capital                                                   926,127             917,340
    Retained earnings                                                          1,201,306           1,078,002
    Accumulated other comprehensive loss:
          Unrealized loss on securities available for sale                                         (146,139)
                                                                               (281,169)
                                                                         ----------------     ---------------
                 Total Stockholders' Equity                                   15,828,735          15,694,855
                                                                         ----------------     ---------------

                Total Liabilities and Stockholders' Equity                  $145,667,999        $136,870,965
                                                                         ================     ===============



The accompanying notes are integral to these financial statements.

                                  CN BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three Months Ended March 31, 2005 and 2004
                                            (Unaudited)

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                     ---------------------------
                                                                      2005              2004
                                                                  --------------    --------------
Interest income:
   Interest and fees on loans                                        $1,218,489        $1,074,273
   Federal funds sold                                                    59,247            25,615
   Interest bearing deposits                                             23,264            15,605
   Securities                                                           298,384           205,019
                                                                  --------------    --------------
                                                                      1,599,384         1,320,512
                                                                  --------------    --------------
Interest expense:
   Certificates of deposit, $100,000 or more                             81,017            66,851
   Other deposits                                                       339,183           199,195
   Repurchase agreements                                                  4,476             4,249
                                                                  --------------    --------------
                                                                        424,676           270,295
                                                                  --------------    --------------

      Net interest income                                             1,174,708         1,050,217

Provision for loan losses                                                36,498            36,615
                                                                  --------------    --------------

      Net interest income after provision for loan losses             1,138,210         1,013,602
                                                                  --------------    --------------

Other income:
   Fees and service charges from depository accounts                    194,933           179,153
   Loss on sales of available for sale securities                             -             (625)
   Gain on sale of loans                                                 35,437                 -
   Increase in cash surrender value of life insurance                    14,067             9,288
   Other income                                                          24,760            22,830
                                                                  --------------    --------------
                                                                        269,197           210,646
                                                                  --------------    --------------
Operating expenses:
   Compensation and related expenses                                    579,892           555,203
   Occupancy expense                                                    108,155           100,112
   Depreciation and amortization                                         92,884            99,795
   Consulting expense                                                    24,053            20,580
   Data processes expense                                                48,540            47,896
   Director fees                                                         24,100            18,900
   Marketing expense                                                     15,434            51,086
   Equipment maintenance costs                                           28,670            28,680
   Electronic funds transfer fees                                        27,000            14,250
   Stationery and office supplies                                        24,447            30,809
   Other operating expenses                                             137,750           120,548
                                                                  --------------    --------------
                                                                      1,110,925         1,087,859
                                                                  --------------    --------------
             Income before income taxes                                 296,482           136,389

Income tax expense                                                      103,370            41,947
                                                                  --------------    --------------

             NET INCOME                                                $193,112           $94,442
                                                                  ==============    ==============

Basic earnings per share                                                   $.14              $.07
                                                                  ==============    ==============
Diluted earnings per share                                                 $.13              $.06
                                                                  ==============    ==============
Dividends declared                                                         $.05              $.09
                                                                  ==============    ==============



The accompanying notes are integral to these financial statements.

                                              CN BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             For the Three Months Ended March 31, 2005 and 2004
                                                (Unaudited)



                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                             -------------------------
                                                                              2005              2004
                                                                          -------------     --------------

   Net income                                                                 $193,112            $94,442

   Other comprehensive income (loss):

      Change in unrealized gains and
        (losses) on securities available for sale                            (236,582)            165,363
        Tax effect                                                             101,552           (56,236)
                                                                          -------------     --------------
            Net                                                              (135,030)            109,127
                                                                          -------------     --------------

      Reclassification adjustment for losses
        included in net income                                                       -                625
       Tax effect                                                                    -              (200)
                                                                          -------------     --------------
            Net                                                                      -                425
                                                                          -------------     --------------
                     Other comprehensive income (loss)                       (135,030)            109,552
                                                                          -------------     --------------

                                                                          -------------     --------------
    Total comprehensive income                                                 $58,082           $203,994
                                                                          =============     ==============




The accompanying notes are integral to these financial statements.

                                                   CN BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                        EQUITY For the Three Months ended March 31, 2004 and
                                                          2005 (Unaudited)


                                                                                                    Accumulated
                                                               Additional                              Other
                                               Common           Paid in          Retained          Comprehensive
                                                Stock           Capital          Earnings          Income (Loss)         Total
                                            --------------    -------------    --------------    ------------------   -------------
December 31, 2003                             $12,647,450         $705,730          $781,891                $1,351     $14,136,422

   Net income March 31, 2004                                                          94,442                                94,442

   Change in unrealized gains and losses
     on securities available for sale, net                                                                 109,552         109,552

   Proceeds from warrant exercises                918,000          183,600                                               1,101,600

   Dividends ($.09 per share)                                                      (122,089)                             (122,089)

                                            --------------    -------------    --------------    ------------------   -------------
March 31, 2004                                $13,565,450         $889,330          $754,244              $110,903     $15,319,927
                                            ==============    =============    ==============    ==================   =============


December 31, 2004                             $13,845,652         $917,340        $1,078,002            $(146,139)     $15,694,855

   Net income March 31, 2005                                                         193,112                               193,112

   Change in unrealized gains and losses
     on securities available for sale, net                                                               (135,030)       (135,030)

  Sale of common stock under the
     Dividend Reinvestment and Stock
     Purchase Plan (DRIP)                          20,919            8,787                                                  29,706

   Proceeds from warrant exercises                115,900                                                                  115,900

   Dividends ($.05 per share)                                                       (69,808)                              (69,808)

                                            --------------    -------------    --------------    ------------------   -------------
March 31, 2005                                $13,982,471         $926,127        $1,201,306            $(281,169)     $15,828,735
                                            ==============    =============    ==============    ==================   =============





The accompanying notes are integral to these financial statements.

                                               CN BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Three Months ended March 31, 2005 and 2004
                                                         (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                        ----------------------------------
                                                                                          2005                  2004
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $193,112               $94,442
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization                                                               92,884                99,795
  Loss on sales of securities                                                                      -                   625
  Gain on sale of loans                                                                     (35,437)                     -
  Deferred income taxes                                                                     (39,988)                  (75)
  Provision for loan losses                                                                   36,498                36,615
  Decrease (increase) in other assets                                                       (27,249)                 4,902
  Increase in other liabilities                                                              141,863               157,096
  Decrease in official checks                                                               (84,265)               (6,994)
  Increase in cash surrender value of life insurance                                        (14,067)               (9,288)
  Amortization of premium/discount and other                                                   8,184                10,231
                                                                                     ----------------      ----------------
Net cash provided by operating activities                                                    271,535               387,349
                                                                                     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                    (3,026,675)           (2,819,323)
Redemption of (investment in) interest bearing deposits                                    1,021,946             (956,179)
Purchase of securities - available for sale                                                        -           (6,011,585)
Purchase of other securities                                                                (35,900)             (125,600)
Principal proceeds from redemption of securities                                             437,571             1,227,842
Proceeds from sales of available for sale securities                                               -             1,999,375
Proceeds from sales of loans                                                               1,800,000                     -
Investment in life insurance                                                             (1,175,000)                     -
Purchase of property, equipment and leasehold
   Improvements                                                                             (13,955)             (416,683)
                                                                                     ----------------      ----------------
Net cash used by investing activities                                                      (992,013)           (7,102,153)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited                                       7,009,175            10,209,127
Net increase in securities sold under agreements to repurchase                             1,581,856             1,111,555
Sales of common stock under DRIP                                                              29,706                     -
Proceeds from stock warrant exercises                                                        115,900             1,101,600
Dividends paid                                                                              (55,283)             (105,769)
                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                  8,681,354            12,316,513
                                                                                     ----------------      ----------------

NET INCREASE IN CASH                                                                       7,960,876             5,601,709
Cash at beginning of period                                                                9,868,815            10,945,679
                                                                                     ----------------      ----------------
Cash at end of period                                                                    $17,829,691           $16,547,388
                                                                                     ================      ================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                               $422,766              $243,332
                                                                                     ================      ================
Income taxes paid                                                                            $65,050               $24,500
                                                                                     ================      ================



The accompanying notes are integral to these financial statements.

                         CN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a "well capitalized" bank, as defined, at December 31, 2004 and March 31, 2005.

Note E - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents shares consist of warrants (stock options were anti-dilutive and therefore not considered), calculated using the treasury stock method.

                                                                   Three Months Ended March 31:
                                                                     2005                 2004
                                                                ---------------       --------------
         Weighted average shares outstanding                         1,394,810            1,352,510
         Common stock equivalents                                       89,489              108,204
         Average common shares and equivalents                       1,484,299            1,460,714
         Net income                                                   $193,112              $94,442
         Basic earnings per share                                         $.14                 $.07
         Diluted earnings per share                                       $.13                 $.06

Note F - Stock Purchase and Option Plans

Under the Company's Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. In 2004, 2,685 shares were purchased by employees under the ESPP. There are no outstanding options to purchase common shares at March 31, 2005 under the ESPP.

Under the Company's Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2004 under the DSPP and there are no outstanding options to purchase common shares at March 31, 2005.

Under the Company's Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. All of the options' exercise price is $14.20 per share and the options expire on December 7, 2014. At March 31, 2005, all of these options (51,000 shares) are outstanding.

Note G. Mortgage Servicing Rights

In the first quarter of 2005, the Company sold a mortgage loan while retaining servicing rights thereto. The Company has developed appropriate policies and procedures in order to comply with FASB 140 for deferred mortgage servicing rights. Among the factors that the Company considers in evaluating impairment on a periodic basis include the original contract term of the underlying mortgage, the contractual interest rate, the remaining term of the mortgage, current interest rates and management's original and current assumptions as to the anticipated life of the mortgage.

Note H.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation cost related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective, and the Company intends to adopt the standard, as of the beginning in the first quarter of 2006 as the Company is a public "small business issuer" Company. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the Company) should be read in conjunction with CN Bancorp, Inc.'s audited consolidated financial statements, including the related footnotes.

         Overview

         The Company continued a pattern of growth during the three-month period ended March 31, 2005. This growth has resulted in improved operating results as compared to prior periods. Key measurements and events for the three-month period ended March 31, 2005 include the following:

          o Total assets at March 31, 2005 increased by 6.4% to $146 million as compared to $137 million as of December 31, 2004.

          o Net loans outstanding increased by 1.6% from $79 million as of December 31, 2004 to $80 million as of March 31, 2005.

          o Deposits at March 31, 2005 were $126 million, an increase of $7 million or 5.9% from December 31, 2004.

          o The Company realized net income of $193,112 for the three-month period ended March 31, 2005. This compares to net income of $94,442 for the three-month periods ended March 31, 2004.

          o Net interest income, the Company's main source of income, was $1.2 million during the three-month period ended March 31, 2005 compared to $1.1 million for the same period in 2004. This represents an increase of 11.9% for the three-months ended March 31, 2005 as compared to the same period in 2004.

          o Non-interest income increased by $58,551 or 27.8%, for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

          o Non-interest expenses increased by $23,066 or 2.1%, for the three-month period ended March 31, 2005, as compared to the same period in 2004.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

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

FINANCIAL CONDITION

         Assets increased $8,797,034 (6.4%) to $145,667,999 at March 31, 2005
from $136,870,965 at December 31, 2004. Increases in loans, federal funds and the cash surrender value of life insurance comprised the majority of the increase in total assets. The increase in assets was funded primarily by the increase in liabilities of $8,663,154 (7.2%) during the first three months of 2005. The increase in liabilities was primarily attributable to the increase in deposits and repurchase agreements.

         The loan portfolio comprises the majority of CN Bancorp, Inc.'s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $1,225,614 (1.6%) to $80,120,389 at March 31, 2005 from $78,894,775 at December 31, 2004. This increase was primarily attributable to the increase in commercial real estate loans. Loans receivable, net, comprised 55.0% of total assets ($145,667,999) at March 31, 2005 and 57.6% of total assets ($136,870,965) as of December 31, 2004.

         The allowance for loan losses was $832,000 (1.03% of loans) at March 31, 2005 and $800,000 (1.00% of loans) at December 31, 2004. At March 31, 2005 and December 31, 2004 non-accrual loans, totaled $51,027 most of which is a secured residential real estate loan (.06% of total loans and .04% of assets as of March 31, 2005 and December 31, 2004). The allowance for loan losses was 1,631.37% of non-performing loans at March 31, 2005 (1,568.63% at December 31,
2004). There were no loans past due ninety days and still accruing interest at March 31, 2005 or December 31, 2004.

         Loans receivable, net is comprised of the following:

                                                 March 31,        December 31,
                                                   2005             2004
                                               --------------------------------
          Real estate -construction                 $5,373,558      $5,997,847
          Residential real estate                   22,273,485      21,646,113
          Commercial real estate                    30,877,309      28,987,012
          Commercial-other                          18,320,629      18,923,232
          Installment and other                      4,057,487       4,100,900
                                               --------------------------------
                                                    80,902,468      79,655,104
          Unearned loan fees and costs, net             49,921          39,671
                                               --------------------------------
                                                    80,952,389      79,694,775
          Allowance for loan losses                  (832,000)       (800,000)
                                               --------------------------------
                                                   $80,120,389     $78,894,775
                                               ================================



         The securities portfolio at March 31, 2005 amounted to $36,664,697, a decrease of $646,437, or 1.7% from the amount at December 31, 2004. Available for sale investment securities decreased to $25,777,139 at March 31, 2005 from $26,214,112 at December 31, 2004. Held to maturity securities decreased to $10,113,758 at March 31, 2005 from $10,359,122 at December 31, 2004. The carrying value of available for sale securities includes a net unrealized loss of $458,005 at March 31, 2005 (reflected as unrealized loss of $281,169 in stockholders' equity after deferred taxes) as compared to a net unrealized loss of $221,424 ($146,139 after deferred taxes) as of December 31, 2004.

         Deposits are the major source of funds for lending and investment activities. Deposits increased $7,009,175 (5.9%) to $126,319,659 at March 31, 2005 from $119,310,484 at December 31, 2004. Non-interest bearing deposits increased $2,962,801 or 9.6%, savings deposits increased $1,502,571 or 3.8%, interest bearing demand deposits increased $3,238,323 or 24.2% and certificates of deposit decreased $694,520 or 1.9% during the three months ended March 31, 2005. Certificates of deposit in amounts of $100,000 and over totaled $13,839,010 at March 31, 2005 and $14,410,386 at December 31, 2004.
Approximately $2.5 million of the increase in interest bearing deposits (and total deposits) was attributable to the increase in funds held in title company escrow accounts awaiting disbursement.

         Deposits are comprised of the following:

                                               March 31,        December 31,
                                                 2005             2004
                                             --------------------------------

         Non-interest bearing deposits           $33,041,026     $30,078,225
         Savings deposits                         40,836,982      39,334,411
         Interest bearing demand deposits         16,614,976      13,376,653
         Certificates of deposit                  35,826,675      36,521,195
                                             --------------------------------
                                                $126,319,659    $119,310,484
                                             ================================


         Total stockholders' equity was $15,828,735 at March 31, 2005 representing an increase of $133,880 from December 31, 2004. The increase from December 31, 2004 was attributable to earnings of $193,112 and proceeds from the issuance of common stock from the exercise of warrants of $145,606 less an increase in unrealized losses on available for sale investment securities, net of taxes, of $135,030 and dividends declared of $69,808 ($0.05 per share).


RESULTS OF OPERATIONS

Net income

         Net income for the three months ended March 31, 2005 was $193,112 or $.14 per share ($.13 per share fully diluted), an increase of $98,670, or 104.5%, from $94,442 or $.07 per share ($.06 per share fully diluted) during the three months ended March 31, 2004. Net income increased during the first quarter of 2005 as compared to the first quarter of 2004 because of more earning assets during the first quarter of 2005 than the first quarter of 2004, a gain on sale of loans of $35,437 in 2005 and the reduction of some branch start-up expenses incurred, particularly marketing costs, during the opening of a new branch in 2004.

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

         Total interest income increased by $278,872 or 21.1% to $1,599,384 for the three months ended March 31, 2005 as compared to the first three months of 2004. This increase in interest income was primarily attributable to the increase in average interest earning assets during 2005. The increase from earning assets was accompanied by increases in yields on the earning assets. Recent increases in market interest rates have resulted in higher yields on loans and overnight investments. Average interest earning assets increased by approximately $18,992,000 or 17.0% to $130,470,000 in the first three months of 2005 as compared to $111,478,000 in the first three months of 2004, and the yield on the interest earning assets increased to 4.90% in the first three months of 2005 from 4.74% in the first three months of 2004.

         Interest expense increased by $154,381 or 57.1% to $424,676 for the three months ended March 31, 2005 as compared to $270,295 during the first three months of 2004. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon the three-month treasury bill rate. Average interest bearing liabilities increased by approximately $20,125,000 or 28.1% to $91,764,000 in the three months ended March 31, 2005 as compared to $71,639,000 in the three months ended March 31, 2004, and the cost of the interest bearing funds increased to 1.85% in the first three months of 2005 from 1.41% in the first three months of 2004.

         Net interest income increased by $124,491 or 11.9% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Net interest income increased because the growth of interest earning assets exceeded the effect of the increase in the costs of interest bearing liabilities as the net interest spread declined from 3.33% in 2004 to 3.05% in 2005. The net interest margin was 3.60% and 3.77% in the three months ended March 31, 2005 and March 31, 2004, respectively.

         The tables below present a summary of CN Bancorp, Inc.'s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the three months ended March 31, 2005 and 2004:

                          AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

                                                              Three Months Ended March 31,
(in thousands)                                             2005                          2004
                                             -------------------------------------------------------------
                                              Average              Yield/    Average              Yield/
                                              Balance    Interest   Rate     Balance   Interest    Rate
                                             -------------------------------------------------------------
Assets:
Interest-Earning Assets:
  Federal funds sold                             $9,600        $59   2.46%     $10,169       $26    1.02%
  Interest bearing deposits                       4,067         23   2.26%       3,173        16    2.02%
  Investment securities                          37,306        298   3.20%      26,764       205    3.06%
  Loans receivable                               80,313      1,219   6.07%      72,105     1,073    5.95%
     Allowance for loan losses                    (816)          -       -       (733)         -        -
                                             -------------------------------------------------------------
                                                 79,497      1,219   6.13%      71,372     1,073    6.01%
                                             -------------------------------------------------------------
     Total Interest Earning Assets              130,470      1,599   4.90%     111,478     1,320    4.74%
                                             -------------------------------------------------------------
Non-interest Earning Assets                       9,879                          9,972
                                             -----------                    -----------
          Total Assets                         $140,349                       $121,450
                                             ===========                    ===========
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
  Interest bearing demand deposits              $13,358        $15   0.45%     $12,524       $14    0.45%
  Savings accounts                               39,709        166   1.67%      29,771        60    0.81%
  Time deposits                                  36,277        239   2.64%      32,099       192    2.39%
  Securities sold under agreements
    to repurchase                                 2,420          4    .66%       2,278         4     .70%
                                             -------------------------------------------------------------
     Total Interest Bearing Liabilities          91,764        424   1.85%      71,639       270    1.41%
                                             -------------------------------------------------------------
Non-interest Bearing Liabilities:
  Demand deposits                                32,335                         29,367
  Other                                             482                            397
                                             -----------                    -----------
         Total Liabilities
                                                124,581                        106,436
Stockholders' Equity
                                                 15,768                         15,014
                                             -----------                    -----------
         Total Liabilities and Equity          $140,349                       $121,450
                                             ===========-----------         ===========-----------
Net Interest Income                                         $1,175                        $1,050
                                                        ===========                    ==========

Net Interest Spread                                                  3.05%                          3.33%
Net Interest Margin                                                  3.60%                          3.77%
Ratio of Interest-Earning Assets
  to Interest-Bearing Liabilities               142.18%                        145.40%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.


         The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first three months of 2005 versus the first three months of 2004. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

                                                                         2005 vs. 2004
                                                                     Increase (Decrease)
                                                              Volume          Rate         Total
                                                          -------------------------------------------
         Interest-Earning Assets:
            Federal funds sold and interest bearing
              deposits with banks                                  $2,962      $38,329       $41,291
            Securities                                            119,426     (26,061)        93,365
            Loans receivable                                      134,078       10,138       144,216
                                                           ------------------------------------------
               Net Change in Interest Income                      256,466       22,406       278,872
                                                           ------------------------------------------

         Interest Bearing Liabilities:
            Interest bearing deposits                              37,704      116,450       154,154
            Securities sold under agreements
               to repurchase                                          264         (37)           227
                                                           ------------------------------------------
               Net Change in Interest Expense                      37,968      116,413       154,381
                                                           ------------------------------------------

               Change in Net Interest Income                     $218,498    $(94,007)      $124,491
                                                           ==========================================

Provision for Loan Losses

         The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management's ongoing assessment of CN Bancorp, Inc.'s credit exposure and consideration of certain other relevant factors.

         The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions (currently strengthening), any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes and secured versus unsecured nature of loan category. At March 31, 2005, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - .73% to 1.33%; commercial loans - 1.24% to 2.09%; and, mortgage loans - 0.30% to .75%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated "low" and "high" loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management's estimations of loss exposure. Loss percentages used are generally based upon management's best estimates considering losses incurred. Estimated "low" and "high" allowance for loan loss amounts are derived by accumulating the estimated losses using the "low" and "high" loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2005, the actual allowance for loan losses was between the "low" and "high" allowance amounts.

         The provision for loan losses was $36,498 during the three months ended March 31, 2005 as compared to $36,615 for the three months ended March 31, 2004.

         The allowance for loan losses represents 1.03% and 1.00% of loans receivable at March 31, 2005 and December 31, 2004, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.'s loan loss experience for the three months ended March 31, 2005 and March 31, 2004 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.

                                                   Three Months           Three Months
                                                      Ended                   Ended
                                                  March 31, 2005          March 31, 2004
                                               ---------------------  -----------------------
(in thousands)
Allowance for loan losses:
Beginning balance                                          $800,000                 $720,000
   Charge-offs:
      Commercial loans                                            -                 (14,000)
      Consumer loans                                       (13,480)                 (14,374)
   Recoveries:
      Commercial loans                                        1,792                        -
      Consumer loans                                          7,190                    2,759
   Provision for loan losses                                 36,498                   36,615
                                               ---------------------  -----------------------
Ending balance                                             $832,000                 $731,000
                                               =====================  =======================
Ratios:
Net charge-offs to average loans                              0.01%                    0.04%
Net charge-offs to provision for loan losses                 12.32%                   70.27%
Allowance for loan losses to loans receivable                 1.03%                    1.00%

Non-interest Income

         Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $58,551 or 27.8%, to $269,197 for the three months ended March 31, 2005 as compared to $210,646 for the three months ended March 31, 2004. This increase was primarily attributable to the gain on sales of loans of $35,437 in the three months ended March 31, 2005 (none in 2004). Also, contributing to the increase in non-interest income was the increase in earnings on owned insurance policies of $4,779 resulting from the higher interest rate environment during 2005. Fees and service charges increased $15,780 in the first quarter of 2005 compared to the first quarter of 2004 because of increases in deposit account activity.

Non-interest Expense

         Non-interest expense was $1,110,925 during the three months ended March 31, 2005 representing an increase of $23,066 or 2.1%, as compared to $1,087,859 during the three months ended March 31, 2004. Compensation and benefits increased $24,689 (4.5%) because of normal salary increases and increased number of employees necessary to manage the growing lending and depository activities of the institution. Marketing expenses and stationery and supplies expenses declined in 2005 by $35,652 (69.8%) and $6,362 (20.6%), respectively, because, in 2004, a new branch was opened which involved more marketing efforts and set-up costs. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

         Income tax expense was $103,370 (34.9% of pre-tax income) for the three months ended March 31, 2005 as compared to $41,947 (30.8% of pre-tax income) for the three months ended March 31, 2004. The proportion of interest income exempt from state income taxes to total taxable income during the quarter has declined resulting in an increase in the Company's effective total income tax rate.

LIQUIDITY

         Liquidity represents CN Bancorp, Inc.'s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

         Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $17,829,691at March 31, 2005 compared to $9,868,815 at December 31, 2004. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $25,777,139 and $26,214,112 as of March 31, 2005 and December 31, 2004, respectively. However, because most of these securities were in an unrealized loss position at March 31, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity as of March 31, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at March 31, 2005 total $2,009,861 ($1,985,033 at December 31, 2004).

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $12,876,700 at March 31, 2005 ($10,523,924 at December 31, 2004). We believe that we have adequate resources to fund all loan commitments.

         County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2004 were as follows:




                   Year Ending
                  December 31,
                 -------------
                      2005                    $221,544
                      2006                     133,829
                      2007                      61,026
                      2008                      25,455


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

                                                                                 Minimum Ratios
                                                                   -------------------------------------------

                                 March 31,         December 31,      To be "Adequately         To be "Well
                                    2005               2004             Capitalized"          Capitalized"
                             ------------------- ----------------- -----------------------  ------------------
         Total capital:
            Company                18.4%              19.0%                 8.0%                   N/A
            Bank                   13.4%              13.9%                 8.0%                  10.0%
         Tier I:
            Company                17.5%              18.1%                 4.0%                    -
            Bank                   12.5%              12.9%                 4.0%                  6.0%
         Leverage Total:
            Company                11.2%              11.2%                 4.0%                    -
            Bank                    7.9%               7.8%                 4.0%                  5.0%

         At March 31, 2005 and December 31, 2004, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a "well capitalized" financial institution under federal regulations.

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

Item 3. Controls and Procedures

         CN Bancorp, Inc.'s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         In June 1997, the Company sold to a group of individuals who were organizers of County National Bank, for $.01 per share, a warrant to purchase one share of CN Bancorp, Inc. Common Stock for each share of Common Stock purchased by such persons in CN Bancorp, Inc.'s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006. Warrants representing 11,590 shares were exercised during the first quarter of 2005 for $115,900.

         There were and will be no underwriting discounts or commissions paid with respect to the issuance of the common stock upon exercise of the warrants. CN Bancorp, Inc. believes that the issuance of the shares of common stock upon exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, CN Bancorp, Inc. is taking reasonable care to assure that the purchasers of the common stock upon exercise of the warrants are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, placing appropriate restrictive legends on the share certificates.

         There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first three months of 2005.

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

         None

Item 5.           Other information

         None

Item 6.           Exhibits

         Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CN Bancorp, Inc.


               Date :  May 16, 2005      By: /s/ Jan W. Clark
                                             ----------------------
                                         Jan W. Clark
                                         President and Chief Executive Officer


               Date :  May 16, 2005      By: /s/ Michael T. Storm
                                             ----------------------
                                         Michael T. Storm
                                         Chief Financial Officer