Form 10QSB
period 2005-06-30
CN BANCORP INC
filed 2005-08-09
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
Commission File Number 333-100460

____________

CN BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	52-1954386
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7401 Ritchie Highway, Glen Burnie 21061
(Address of principal executive offices)

(410) 760-7000
(Issuer’s telephone number, including area code)

____________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  _X_ NO  __

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

At July 31, 2005, the issuer had 1,445,764 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

YES  __ NO  _X_

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2004 and June 30, 2005 (Unaudited)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$3,136,875	$2,759,279
Federal funds sold	13,981,591	7,109,536
Cash and cash equivalents	17,118,466	9,868,815
Interest bearing deposits	2,867,828	4,387,283
Investment securities - available for sale	24,670,724	26,214,112
Investment securities - held to maturity	9,786,401	10,359,122
Other securities	773,800	737,900
Loans receivable, net of allowance for loan losses of $820,000
at June 30, 2005 and $800,000 at December 31, 2004	84,158,600	78,894,775
Property, equipment and leasehold improvements, net	4,030,046	4,179,185
Cash surrender value of life insurance	2,551,524	1,337,917
Other assets	990,465	891,856
Total Assets	$146,947,854	$136,870,965

LIABILITIES

Deposits	$126,214,392	$119,310,484
Securities sold under agreements to repurchase	1,699,089	522,540
Official checks	1,882,336	890,654
Accounts payable and accrued expenses	617,963	452,432
Total Liabilities	130,413,780	121,176,110

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,437,602 shares at June 30, 2005
and 1,384,565 at December 31, 2004	14,376,024	13,845,652
Additional paid in capital	935,414	917,340
Retained earnings	1,382,620	1,078,002
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(159,984)	(146,139)
Total Stockholders’ Equity	16,534,074	15,694,855

Total Liabilities and Stockholders’ Equity	$146,947,854	$136,870,965

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$2,536,754	$2,171,966	$1,318,265	$1,097,693
Federal funds sold	148,011	54,922	88,764	29,307
Interest bearing deposits	46,119	30,352	22,855	14,747
Securities	584,962	434,667	286,578	229,648
	3,315,846	2,691,907	1,716,462	1,371,395
Interest expense:
Certificates of deposit, $100,000 or more	163,113	132,087	82,096	65,236
Other deposits	712,008	390,502	372,825	191,307
Repurchase agreements	7,967	7,807	3,491	3,558
	883,088	530,396	458,412	260,101

Net interest income	2,432,758	2,161,511	1,258,050	1,111,294

Provision for loan losses	77,349	77,334	40,851	40,719

Net interest income after
provision for loan losses	2,355,409	2,084,177	1,217,199	1,070,575

Other income: Fees and service charges from
depository accounts	417,032	378,006	222,099	198,853
Loss on sales of securities	-	(625)	-	-
Gain on sale of loans	35,437	-	-	-
Increase in cash surrender value of life
insurance	38,607	22,335	24,540	13,047
Other income	60,516	47,519	35,756	24,689
	551,592	447,235	282,395	236,589
Operating expenses:
Compensation and related expenses	1,177,959	1,126,955	598,067	571,752
Occupancy expense	210,557	195,523	102,402	95,411
Depreciation and amortization	181,101	205,099	88,217	105,304
Consulting expense	50,334	42,184	26,281	28,004
Data processes expense	96,515	94,058	47,975	46,162
Director fees	48,150	37,650	24,050	18,750
Marketing expense	27,884	75,144	12,450	24,058
Equipment maintenance costs	59,214	56,092	30,544	27,412
Electronic funds transfer fees	52,250	34,900	25,250	20,650
Stationery and office supplies	43,507	47,890	19,060	17,081
Other operating expenses	281,227	259,136	143,477	132,188
	2,228,698	2,174,631	1,117,773	1,086,772
Income before income taxes	678,303	356,781	381,821	220,392
Income tax expense	231,892	115,277	128,522	73,330
NET INCOME	$446,411	$241,504	$253,299	$147,062

Basic earnings per share	$.32	$.18	$.18	$.11
Diluted earnings per share	$.30	$.17	$.17	$.10
Dividends declared	$.10	$.13	$.05	$.04

The accompanying notes are integral to these financial statements.

CN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six and Three Months ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income	$446,411	$241,504	$253,299	$147,062

Change in unrealized gains and
(losses) on securities available for sale	(39,180)	(363,468)	197,402	(528,831)
Tax effect	25,335	123,567	(76,217)	179,803
Net	(13,845)	(239,901)	121,185	(349,028)

Reclassification adjustment for (gains)
losses included in net income	-	625	-	-
Tax effect	-	(200)	-	-
Net	-	425	-	-
Other comprehensive income (loss)	(13,845)	(239,476)	121,185	(349,028)

Total comprehensive income	$432,566	$2,028	$374,484	$(201,966)

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2004 and 2005 (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2003	$12,647,450	$705,730	$781,891	$1,351	$14,136,422

Net income June 30, 2004			241,504		241,504

Change in unrealized gains and losses
on securities available for sale, net				(239,476)	(239,476)

Proceeds from warrant exercises	918,000	183,600			1,101,600

Dividends ($.13 per share)			(176,350)		(176,350)

Balance at June 30, 2004	$13,565,450	$889,330	$847,045	$(238,125)	$15,063,700

December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income June 30, 2005			446,411		446,411

Change in unrealized gains and losses
on securities available for sale, net				(13,845)	(13,845)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	43,572	18,074			61,646

Proceeds from warrant exercises	486,800				486,800

Dividends ($.10 per share)			(141,793)		(141,793)

Balance at June 30, 2005	$14,376,024	$935,414	$1,382,620	$(159,984)	$16,534,074

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2005 and 2004
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$446,411	$241,504
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	181,101	205,099
Loss on sales of securities	-	625
Gain on sale of loans	(35,437)	-
Deferred income taxes	(57,317)	8,079
Provision for loan losses	77,349	77,334
Decrease (increase) in other assets	(15,957)	95,258
Increase in other liabilities	149,034	58,196
Increase in cash surrender value of life insurance	(38,607)	(22,335)
Amortization of premium/discount and other	20,240	21,054
Net cash provided by operating activities	726,817	684,814

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(7,105,737)	(4,816,022)
Redemption of (investment in) interest bearing deposits	1,519,455	(967,663)
Purchase of securities - available for sale	-	(8,735,507)
Purchase of other securities	(35,900)	(125,600)
Principal proceeds from redemption of securities	2,056,689	2,702,978
Proceeds from sales of available for sale securities	-	1,999,375
Proceeds from sales of loans	1,800,000	-
Investment in life insurance	(1,175,000)	-
Purchase of property, equipment and leasehold
Improvements	(31,962)	(468,129)
Net cash used by investing activities	(2,972,455)	(10,410,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	6,903,908	13,879,803
Net increase in securities sold under agreements to repurchase	1,176,549	510,528
Sales of common stock under DRIP	61,646	-
Proceeds from stock warrant exercises	486,800	1,101,600
Dividends paid	(125,296)	(160,030)
Increase in official checks	991,682	647,030
Net cash provided by financing activities	9,495,289	15,978,931

NET INCREASE IN CASH	7,249,651	6,253,177
Cash at beginning of period	9,868,815	10,945,679
Cash at end of period	$17,118,466	$17,198,856

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$881,755	$534,339
Income taxes paid	$280,154	$117,500

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation.

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

The Bank’s primary business activity is the solicitation and acceptance of deposits from within its market area and the use of such funds in loans and investments. The Bank is subject to competition from other financial institutions and financial service companies.

Note C - Cash and Cash Equivalents

Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks and the Federal Reserve and Federal funds sold.

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2004 and June 30, 2005.

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

	Six Months Ended June 30:		Three Months Ended June 30:
	2005	2004	2005	2004
Weighted average shares outstanding	1,409,187	1,354,516	1,423,406	1,356,545
Common stock equivalents	101,968	102,596	97,602	97,244
Average common shares and equivalents	1,511,155	1,457,112	1,521,008	1,453,789
Net income	$446,411	$241,504	$253,299	$147,062
Basic earnings per share	$.32	$.18	$.18	$.11
Diluted earnings per share	$.30	$.17	$.17	$.10

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. In 2004, 2,685 shares were purchased by employees under the ESPP; none in 2005. There are no outstanding options to purchase common shares at June 30, 2005 under the ESPP.

Under the Company’s Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2004 or 2005 under the DSPP and there are no outstanding options to purchase common shares at June 30, 2005.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for all of the options is $14.20 per share and the options expire on December 7, 2014. At June 30, 2005, all of these options (51,000 shares) are outstanding. No additional options have been granted in 2005.

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

Note H. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) will require compensation cost related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective, and the Company intends to adopt the standard, as of the beginning in the first quarter of 2006 as the Company is a public “small business issuer” Company. This statement will require the recording of compensation costs for stock purchase options awarded, if any, under ESPP, DSPP and SOP plans. The Company is not required to award options under any of these plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the Company) should be read in conjunction with CN Bancorp, Inc.’s audited consolidated financial statements, including the related footnotes.

Overview

The Company continued a pattern of growth during the six month period ended June 30, 2005. This growth has resulted in improved operating results as compared to prior periods. Key measurements and events for the six month period ended June 30, 2005 include the following:

•	Total assets at June 30, 2005 increased by 7.4% to $147 million as compared to $137 million as of December 31, 2004.

•	Net loans outstanding increased by 6.7% from $79 million as of December 31, 2004 to $84 million as of June 30, 2005.

•	Deposits at June 30, 2005 were $126 million, an increase of $7 million or 5.8% from December 31, 2004.

•	The Company’s net income increased to $446,411, or 84.8%, for the six month period ended June 30, 2005 as compared to net income of $241,504 for the six month period ended June 30, 2004.

•
Net interest income, the Company’s main source of income, was $2.4 million during the six month period ended June 30, 2005 compared to $2.2 million for the same period in 2004. This represents an increase of 12.6% for the six months ended June 30, 2005 as compared to the same period in 2004.

•	Non-interest income increased by $104,357 or 23.3%, for the six month period ended June 30, 2005, as compared to the six month period ended June 30, 2004.

•	Non-interest expenses increased by $54,067 or 2.5%, for the six month period ended June 30, 2005, as compared to the same period in 2004.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

CRITICAL ACCOUNTING POLICIES

CN Bancorp, Inc.’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

CN Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. CN Bancorp, Inc.’s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

FINANCIAL CONDITION

Assets increased $10,076,889 (7.4%) to $146,947,854 at June 30, 2005 from $136,870,965 at December 31, 2004. Increases in loans, federal funds sold and the cash surrender value of life insurance comprised the majority of the increase in total assets. The increase in assets was funded primarily by the increase in liabilities of $9,237,670 (7.6%) during the first six months of 2005. The increase in liabilities was primarily attributable to the increase in deposits and repurchase agreements.

The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $5,263,825 (6.7%) to $84,158,600 at June 30, 2005 from $78,894,775 at December 31, 2004. This increase was primarily attributable to the increase in installment and residential real estate loans. Loans receivable, net, comprised 57.3% of total assets ($146,947,854) at June 30, 2005 and 57.6% of total assets ($136,870,965) as of December 31, 2004.

The allowance for loan losses was $820,000 (0.96% of loans) at June 30, 2005 and $800,000 (1.00% of loans) at December 31, 2004. At June 30, 2005, there were no non-accrual loans. At December 31, 2004 non-accrual loans, totaled $51,027 most of which was a secured residential real estate loan (.04% of assets). At June 30, 2005, there were two loans amounting to $107,957 which were past due ninety days and still accruing interest.

Loans receivable, net is comprised of the following:

	June 30,	December 31,
	2005	2004
Real estate -construction	$6,220,285	$5,997,847
Residential real estate	26,106,859	21,646,113
Commercial real estate	28,455,188	28,987,012
Commercial-other	18,740,047	18,923,232
Installment and other	5,421,283	4,100,900
	84,943,662	79,655,104
Unearned loan fees and costs, net	34,938	39,671
	84,978,600	79,694,775
Allowance for loan losses	(820,000)	(800,000)
	$84,158,600	$78,894,775

The securities portfolio at June 30, 2005 amounted to $35,230,925, a decrease of $2,080,209, or 5.6% from the amount at December 31, 2004. Available for sale investment securities decreased to $24,670,724 at June 30, 2005 from $26,214,112 at December 31, 2004. Held to maturity securities decreased to $9,786,401 at June 30, 2005 from $10,359,122 at December 31, 2004. The carrying value of available for sale securities includes a net unrealized loss of $260,603 at June 30, 2005 (reflected as unrealized loss of $159,984 in stockholders’ equity after deferred taxes) as compared to a net unrealized loss of $221,424 ($146,139 after deferred taxes) as of December 31, 2004. Management believes that none of the unrealized losses are “other than temporary”.

Deposits are the major source of funds for lending and investment activities. Deposits increased $6,903,908 (5.8%) to $126,214,392 at June 30, 2005 from $119,310,484 at December 31, 2004. Non-interest bearing deposits increased $8,616,852 or 28.6%, savings deposits increased $194,683 or 0.5%, interest bearing demand deposits increased $150,111 or 1.1% and certificates of deposit decreased $2,057,738 or 5.6% during the six months ended June 30, 2005. Certificates of deposit in amounts of $100,000 and over totaled $12,832,627 at June 30, 2005 and $14,410,386 at December 31, 2004. Approximately $2.5 million of the increase in deposits was attributable to the increase in funds held in title company escrow accounts awaiting disbursement.

Deposits are comprised of the following:

	June 30,	December 31,
	2005	2004

Non-interest bearing deposits	$38,695,077	$30,078,225
Savings deposits	39,529,094	39,334,411
Interest bearing demand deposits	13,526,764	13,376,653
Certificates of deposit	34,463,457	36,521,195
	$126,214,392	$119,310,484

Total stockholders’ equity was $16,534,074 at June 30, 2005 representing an increase of $839,219 from December 31, 2004. The increase from December 31, 2004 was attributable to earnings of $446,411 and proceeds from the issuance of common stock from the exercise of warrants and dividend re-investments of $548,446 less an increase in unrealized losses on available for sale investment securities, net of taxes, of $13,845 and dividends declared of $141,793 ($0.10 per share).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 and 2004

Net income

Net income for the six months ended June 30, 2005 was $446,411 or $.32 per share ($.30 per share fully diluted), an increase of $204,907, or 84.8%, from $241,504 or $.18 per share ($.17 per share fully diluted) during the six months ended June 30, 2004. Net income increased during the first half of 2005 as compared to the first half of 2004 because of more earning assets during the first half of 2005 than the first half of 2004 and the reduction of some branch start-up expenses incurred, particularly marketing costs, during the opening of a new branch in early 2004.

Net Interest Income and Net Interest Margin

Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities. CN Bancorp, Inc.’s principal interest earning assets are loans to businesses and individuals. Interest-bearing liabilities consist primarily of savings accounts, money market accounts and certificates of deposit. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of earning assets.

Total interest income increased by $623,939 or 23.2% to $3,315,846 for the six months ended June 30, 2005 as compared to the first six months of 2004. This increase in interest income was primarily attributable to the increase in average interest earning assets during 2005. The increase from earning assets was accompanied by increases in yields on the earning assets. Recent increases in market interest rates have resulted in higher yields on loans and overnight investments. Average interest earning assets increased by approximately $16,889,000 or 14.6% to $132,238,000 in the first six months of 2005 as compared to $115,349,000 in the first six months of 2004, and the yield on the interest earning assets increased to 5.02% in the first six months of 2005 from 4.67% in the first six months of 2004.

Interest expense increased by $352,692 or 66.5% to $883,088 for the six months ended June 30, 2005 as compared to $530,396 during the first six months of 2004. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon the three-month treasury bill rate. Average interest bearing liabilities increased by approximately $12,689,000 or 16.1% to $91,692,000 in the six months ended June 30, 2005 as compared to $79,003,000 in the six months ended June 30, 2004, and the cost of the interest bearing funds increased to 1.93% in the first six months of 2005 from 1.34% in the first six months of 2004.

Net interest income increased by $271,247 or 12.6% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Net interest income increased because the growth of interest earning assets exceeded the effect of the increase in the costs of interest bearing liabilities as the net interest spread declined from 3.33% in 2004 to 3.09% in 2005. The net interest margin was 3.68% and 3.75% in the six months ended June 30, 2005 and June 30, 2004, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the six months ended June 30, 2005 and 2004:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Six Months Ended June 30,
(Dollars in thousands)		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$10,757	$148	2.75%	$10,923	$55	1.01%
Interest bearing deposits	3,692	46	2.48%	3,499	30	1.71%
Investment securities	36,999	585	3.16%	28,559	435	3.05%

Loans receivable	81,621	2,537	6.22%	73,109	2,172	5.94%
Allowance for loan losses	(831)	-	-	(741)	-	-
	80,790	2,537	6.28%	72,368	2,172	6.00%
Total Interest Earning Assets	132,238	3,316	5.02%	115,349	2,692	4.67%
Non-interest Earning Assets	10,861			9,773
Total Assets	$143,099			$125,122
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$13,979	$36	0.52%	$13,487	$30	0.44%
Savings accounts	40,011	352	1.76%	31,101	120	0.77%
Time deposits	35,560	487	2.74%	32,322	372	2.30%
Securities sold under agreements
to repurchase	2,142	8.75%		2,093	8.76%
Total Interest Bearing Liabilities	91,692	883	1.93%	79,003	530	1.34%
Non-interest Bearing Liabilities:
Demand deposits	34,896			30,647
Other	524			416
Total Liabilities	127,112			110,066
Stockholders' Equity	15,987			15,056
Total Liabilities and Equity	$143,099			$125,122
Net Interest Income		$2,433			$2,162

Net Interest Spread			3.09%			3.33%
Net Interest Margin			3.68%			3.75%
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities	144.22%			146.01%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first six months of 2005 versus the first six months of 2004. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2005 vs. 2004 Increase (Decrease)
	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold and interest bearing
deposits with banks	$836	$108,021	$108,857
Securities	128,030	22,263	150,293
Loans receivable	240,630	124,159	364,789
Net Change in Interest Income	369,496	254,443	623,939

Interest Bearing Liabilities:
Interest bearing deposits	65,524	287,008	352,532
Securities sold under agreements
to repurchase	182	(22)	160
Net Change in Interest Expense	65,706	286,986	352,692

Change in Net Interest Income	$303,790	$(32,543)	$271,247

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions (currently strengthening), any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes and secured versus unsecured nature of loan category. At June 30, 2005, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - .73% to 1.33%; commercial loans - 1.24% to 2.09%; and, mortgage loans - 0.30% to .75%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2005, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $77,349 during the six months ended June 30, 2005 as compared to $77,334 for the six months ended June 30, 2004.

The allowance for loan losses represents 0.96% and 1.00% of loans receivable at June 30, 2005 and December 31, 2004, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.’s loan loss experience for the six months ended June 30, 2005 and June 30, 2004 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Allowance for loan losses:
Beginning balance	$800,000	$720,000
Charge-offs:
Commercial loans	-	(14,000)
Real estate loans - residential	(50,027)	-
Consumer loans	(22,408)	(27,157)
Recoveries:
Commercial loans	10,938	-
Consumer loans	4,148	8,323
Provision for loan losses	77,349	77,334
Ending balance	$820,000	$764,500
Ratios:
Net charge-offs to average loans	0.01%	0.04%
Net charge-offs to provision for loan losses	74.14%	42.456%
Allowance for loan losses to loans receivable	0.96%	1.01%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $104,357 or 23.3%, to $551,592 for the six months ended June 30, 2005 as compared to $447,235 for the six months ended June 30, 2004. This increase includes a gain on sales of loans of $35,437 in the six months ended June 30, 2005 (none in 2004). Also, contributing to the increase in non-interest income was the increase in earnings on owned insurance policies of $16,272 resulting from an increase in investment in insurance policies of $1.2 million and from the higher interest rate environment during 2005. Fees and service charges increased $39,026 in the first half of 2005 compared to the first half of 2004 because of increases in deposit account activity.

Non-interest Expense

Non-interest expense was $2,228,698 during the six months ended June 30, 2005 representing an increase of $54,067 or 2.5%, as compared to $2,174,631 during the six months ended June 30, 2004. Compensation and benefits increased $51,004 (4.5%) because of normal salary and benefit increases. Marketing expenses declined in 2005 by $47,260 (62.9%) because, in the first quarter of 2004, a new branch was opened which involved more marketing efforts and set-up costs. Depreciation and amortization expenses declined by $23,998 or 11.7% as previously acquired assets have become fully depreciated. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $231,892 (34.2% of pre-tax income) for the six months ended June 30, 2005 as compared to $115,277 (32.3% of pre-tax income) for the six months ended June 30, 2004. The proportion of interest income exempt from state income taxes to total taxable income during the six months ended June 30, 2005 as compared to the same period of 2004 has declined resulting in an increase in the Company’s effective total income tax rate.

Three Months Ended June 30, 2005 and 2004

Net income

Net income for the three months ended June 30, 2005 was $253,299 or $.18 per share ($.17 per share fully diluted), an increase of $106,237, or 72.2%, from $147,062 or $.11 per share ($.10 per share fully diluted) during the three months ended June 30, 2004. Increases in net interest income and other income were partially offset by increases in operating expenses.

Total interest income increased by $345,067 or 25.2% to $1,716,462 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase in interest income was primarily attributable to the increase in interest earning assets during 2005.

Interest expense increased by $198,311 or 76.2% to $458,412 for the three months ended June 30, 2004 as compared to $260,101 during the three months ended June 30, 2004. This increase was primarily attributable to a rising rate environment during 2005 causing increases in interest rates for deposited funds.

Net interest income increased by $146,756, or 13.2% during the three months ended June 30, 2005 versus the same period of 2004 because the positive effect of the increase in interest bearing assets more than offset the increased cost of deposited funds.

Provision for Loan Losses

The provision for loan losses was $40,851 during the three months ended June 30, 2005 as compared to $40,719 for the three months ended June 30, 2004.

 Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $45,806 or 19.4%, to $282,395 for the three months ended June 30, 2005 as compared to $236,589 for the three months ended June 30, 2004. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $23,246 in the second quarter of 2005 as compared to the second quarter of 2004 and the increase in cash surrender value of life insurance of $11,493 or 44.8% resulting from an increase in investment in life insurance policies and the earnings rate thereon.

Non-interest Expense

Non-interest expense was $1,117,773 during the three months ended June 30, 2005 representing an increase of $31,001 or 2.9%, as compared to $1,086,772 during the three months ended June 30, 2004. Compensation and benefits increased $26,315 (4.6%) because of normal salary and benefit increases. Marketing expenses declined in 2005 by $11,608 (48.3%) because a new branch was opened in 2004 which involved more marketing efforts and set-up costs. Depreciation and amortization expenses declined by $17,087 or 16.2% as previously acquired assets have become fully depreciated. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $128,522 (33.7% of pre-tax net income) for the three months ended June 30, 2005 as compared to $73,330 (33.3% of pre-tax net income) for the three months ended June 30, 2004.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $17,118,466 at June 30, 2005 compared to $9,868,815 at December 31, 2004. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $24,670,724 and $26,214,112 as of June 30, 2005 and December 31, 2004, respectively. However, because most of these securities were in an unrealized loss position at June 30, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity as of June 30, 2005.

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
CN Bancorp, Inc. has sufficient liquidity to meet its needs. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in CN Bancorp, Inc.’s inability to meet anticipated or unexpected liquidity needs.

CN Bancorp, Inc. is a single bank holding company with no current business operations other than acquiring and holding loan participations from County National Bank on a non-recourse basis and managing its investment in County National Bank and holding cash. CN Bancorp, Inc. pays its expenses from its own cash flow and from dividends from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at June 30, 2005 total $2,159,242 ($1,985,033 at December 31, 2004).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $13,457,802 at June 30, 2005 ($10,523,924 at December 31, 2004). We believe that we have adequate resources to fund all loan commitments.

County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2004 were as follows:

Year Ending
December 31,
2005	$221,544
2006	133,829
2007	61,026
2008	25,455

CAPITAL ADEQUACY

Risk-based capital provides the basis for which all banks are evaluated by regulators in terms of capital adequacy by assigning varying risk weights to the individual assets held by a bank. Weights are also assigned to the “credit-equivalent” amounts of certain off-balance sheet items. Under applicable regulations, banks are rated as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” based upon their capital levels. Banks that are classified as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are subject to increased regulatory oversight. The table below provides a comparison of CN Bancorp, Inc.’s consolidated (Company) and County National Bank’s (Bank) risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the indicated periods.

			Minimum Ratios
	June 30, 2005	December 31, 2004	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	18.9%	19.0%	8.0%	N/A
Bank	13.6%	13.9%	8.0%	10.0%
Tier I:
Company	17.9%	18.1%	4.0%	-
Bank	12.7%	12.9%	4.0%	6.0%
Leverage Total:
Company	11.3%	11.2%	4.0%	-
Bank	7.8%	7.8%	4.0%	5.0%

At June 30, 2005 and December 31, 2004, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

EFFECTS OF INFLATION

CN Bancorp, Inc.’s asset and liability structure is primarily monetary in nature. As such, asset and liability values tend to move in concert with inflation. Changes in interest rates may have a more significant impact on financial performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as prices of other goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. CN Bancorp, Inc. strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

FORWARD LOOKING STATEMENTS

The Company makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties, including those described in our filings with the Securities and Exchange Commission and because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Accordingly, the Company’s actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results. We undertake no obligation to release publicly the results of any future revisions we make to forward-looking statements.

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 1997, the Company sold to a group of individuals who were organizers of County National Bank, for $.01 per share, a warrant to purchase one share of CN Bancorp, Inc. Common Stock for each share of Common Stock purchased by such persons in CN Bancorp, Inc.’s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006. Warrants representing 37,090 shares were exercised during the second quarter of 2005 for $370,900.

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

There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first six months of 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual shareholders' meeting held on May 16, 2005, the shareholders of the Company elected Jan W. Clark (1,109,753 votes for and 10 votes withheld) and Gerald V. McDonald (1,108,747 votes for and 1,016 votes withheld) as directors for three-year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are John E. DeGrange, Sr., Carl L. Hein, Jr., Creston G. Tate and John G. Warner.

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

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K.

CN Bancorp, Inc. filed on May 13, 2005 a Form 8-K dated March 14, 2005- Item 1.01 and Item 9.01 re: Entry into Material Definitive Agreements.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CN Bancorp, Inc.

Date : August 9, 2005	By: /s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date : August 9, 2005	By: /s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer