Form 10QSB
period 2005-09-30
CN BANCORP INC
filed 2005-11-14
CIK 1014273

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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

At October 31, 2005, the issuer had 1,462,742 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Transitional Small Business Disclosure Format

YES  __ NO  _X_

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2005 (Unaudited) and December 31, 2004

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$4,934,238	$2,759,279
Federal funds sold	16,013,824	7,109,536
Cash and cash equivalents	20,948,062	9,868,815
Interest bearing deposits	2,876,709	4,387,283
Investment securities - available for sale	24,253,958	26,214,112
Investment securities - held to maturity	9,416,109	10,359,122
Other securities	773,800	737,900
Loans receivable, net of allowance for loan losses of $854,000
at September 30, 2005 and $800,000 at December 31, 2004	86,258,000	78,894,775
Property, equipment and leasehold improvements, net	3,970,092	4,179,185
Cash surrender value of life insurance	2,575,362	1,337,917
Other assets	1,164,232	891,856
Total Assets	$152,236,324	$136,870,965

LIABILITIES

Deposits	$132,522,258	$119,310,484
Securities sold under agreements to repurchase	1,060,752	522,540
Official checks	1,089,882	890,654
Accounts payable and accrued expenses	753,797	452,432
Total Liabilities	135,426,689	121,176,110

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,445,764 shares at September 30, 2005
and 1,384,565 at December 31, 2004	14,457,637	13,845,652
Additional paid in capital	943,743	917,340
Retained earnings	1,635,919	1,078,002
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(227,664)	(146,139)
Total Stockholders’ Equity	16,809,635	15,694,855

Total Liabilities and Stockholders’ Equity	$152,236,324	$136,870,965

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months ended September 30, 2005 and 2004 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$3,933,275	$3,332,302	$1,396,521	$1,160,336
Federal funds sold	281,999	109,990	133,988	55,068
Interest bearing deposits	68,228	47,788	22,109	17,436
Securities	878,677	661,140	293,715	226,473
	5,162,179	4,151,220	1,846,333	1,459,313
Interest expense:
Certificates of deposit, $100,000 or more	249,810	212,864	86,697	80,777
Other deposits	1,130,896	628,288	418,888	237,786
Repurchase agreements	10,081	12,466	2,114	4,659
	1,390,787	853,618	507,669	323,222

Net interest income	3,771,392	3,297,602	1,338,634	1,136,091

Provision for loan losses	113,475	118,339	36,126	41,005

Net interest income after
provision for loan losses	3,657,917	3,179,263	1,302,508	1,095,086

Other income: Fees and service charges from
depository accounts	677,377	586,180	260,345	208,174
Gain (loss) on sales of securities	-	(306)	-	319
Gain on sale of loans	35,437	-	-	-
Increase in cash surrender value of life
insurance	62,445	33,678	23,838	11,343
Other income	90,875	76,906	30,359	29,387
	866,134	696,458	314,542	249,223
Operating expenses:
Compensation and related expenses	1,772,347	1,720,214	594,388	593,259
Occupancy expense	328,842	303,308	118,285	107,785
Depreciation and amortization	263,552	308,681	82,451	103,582
Consulting expense	67,425	62,308	17,091	20,124
Data processes expense	143,691	141,066	47,176	47,008
Director fees	73,250	54,550	25,100	16,900
Marketing expense	47,860	99,350	19,976	24,206
Equipment maintenance costs	88,812	86,901	29,598	30,809
Electronic funds transfer fees	76,250	57,250	24,000	22,350
Stationery and office supplies	66,320	70,227	22,813	22,337
Other operating expenses	423,480	396,892	142,253	137,756
	3,351,829	3,300,747	1,123,131	1,126,116
Income before income taxes	1,172,222	574,974	493,919	218,193
Income tax expense	400,224	187,883	168,332	72,606
NET INCOME	$771,998	$387,091	$325,587	$145,587

Basic earnings per share	$.54	$.29	$.23	$.11
Diluted earnings per share	$.51	$.26	$.21	$.10
Dividends declared	$.15	$.17	$.05	$.04
The accompanying notes are integral to these financial statements.

CN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine and Three Months ended September 30, 2005 and 2004 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$771,998	$387,091	$325,587	$145,587

Change in unrealized gains and
(losses) on securities available for sale	(149,426)	(103,538)	(110,246)	259,930
Tax effect	67,901	35,203	42,566	(88,364)
Net	(81,525)	(68,335)	(67,680)	171,566

Reclassification adjustment for (gains)
losses included in net income	-	306	-	(319)
Tax effect	-	(104)	-	96
Net	-	202	-	(223)
Other comprehensive income (loss)	(81,525)	(68,133)	(67,680)	171,343

Total comprehensive income	$690,473	$318,958	$257,907	$316,930

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2005 and 2004 (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2003	$12,647,450	$705,730	$781,891	$1,351	$14,136,422

Net income September 30, 2004			387,091		387,091

Change in unrealized gains and losses
on securities available for sale, net				(68,133)	(68,133)

Proceeds from warrant exercises	918,000	183,600			1,101,600

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	34,473	14,927			49,400

Sale of common stock under the
Employee Stock Purchase Plan	5,800	1,154			6,954

Dividends ($.17 per share)			(230,774)		(230,774)

Balance at September 30, 2004	$13,605,723	$905,411	$938,208	$(66,782)	$15,382,560

December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income September 30, 2005			771,998		771,998

Change in unrealized gains and losses
on securities available for sale, net				(81,525)	(81,525)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan	56,325	26,403			82,728

Proceeds from warrant exercises	555,660				555,660

Dividends ($.15 per share)			(214,081)		(214,081)

Balance at September 30, 2005	$14,457,637	$943,743	$1,635,919	$(227,664)	$16,809,635

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2005 and 2004
(Unaudited)
	For the Nine Months Ended September 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$771,998	$387,091
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	263,552	308,681
Loss on sales of securities	-	306
Gain on sale of loans	(35,437)	-
Deferred income taxes	(104,287)	(10,525)
Provision for loan losses	113,475	118,339
Decrease (increase) in other assets	(100,188)	19,410
Increase in other liabilities	284,460	144,876
Increase in cash surrender value of life insurance	(62,445)	(33,678)
Amortization of premium/discount and other	17,505	30,754
Net cash provided by operating activities	1,148,633	965,254

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(9,241,263)	(7,103,130)
Redemption of (investment in) interest bearing deposits	1,510,574	(1,480,364)
Purchase of securities - available for sale	(3,966,092)	(15,887,642)
Purchase of securities - held to maturity	-	(248,148)
Purchase of other securities	(35,900)	(125,600)
Principal proceeds from redemption of securities	6,702,328	3,630,838
Proceeds from sales of available for sale securities	-	5,990,625
Proceeds from sales of loans	1,800,000	-
Investment in life insurance	(1,175,000)	-
Purchase of property, equipment and leasehold
improvements	(54,459)	(518,620)
Net cash used by investing activities	(4,459,812)	(15,742,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	13,211,774	23,745,528
Net increase in securities sold under agreements to repurchase	538,212	1,561,776
Sales of common stock under DRIP and ESPP	82,728	56,354
Proceeds from stock warrant exercises	555,660	1,101,600
Dividends paid	(197,176)	(214,293)
Increase in official checks	199,228	341,704
Net cash provided by financing activities	14,390,426	26,592,669

NET INCREASE IN CASH	11,079,247	11,815,882
Cash at beginning of period	9,868,815	10,945,679
Cash at end of period	$20,948,062	$22,761,561

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,386,574	$848,801
Income taxes paid	$419,154	$186,300

The accompanying notes are integral to these financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2004 and September 30, 2005.

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

	Nine Months Ended September 30:		Three Months Ended September 30:
	2005	2004	2005	2004
Weighted average shares outstanding	1,421,485	1,356,179	1,445,666	1,359,449
Common stock equivalents	96,245	108,238	87,686	108,948
Average common shares and equivalents	1,517,730	1,464,417	1,533,352	1,468,397
Net income	$771,998	$387,091	$325,587	$145,587
Basic earnings per share	$.54	$.29	$.23	$.11
Diluted earnings per share	$.51	$.26	$.21	$.10

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. In 2004, 2,685 shares were purchased by employees under the ESPP; none in 2005. There are no outstanding options to purchase common shares at September 30, 2005 under the ESPP.

Under the Company’s Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2004 or 2005 under the DSPP and there are no outstanding options to purchase common shares at September 30, 2005.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for all of the options is $14.20 per share and the options expire on December 7, 2014. During the third quarter of 2005, 1,500 of the options expired upon terminations of employment without exercise of the options within the prescribed period. At September 30, 2005, 49,500 of these options are outstanding. No additional options have been granted in 2005.

The Company has adopted the disclosure-only provisions of SFAS No.123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, but applies Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Plans. No compensation expense related to the Plans was recorded in 2005 or 2004. If the Company had elected to recognize compensation cost based on fair value at the grant acceptance dates for the option awards under the Plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts as set forth below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$771,998	$387,091	$325,587	$145,587

Less pro forma stock- based compensation
expenses determined under fair value
method, net of related taxes	-	5,431	-	5,431
Pro forma net income	$771,998	$381,660	$325,587	$140,156

Net income per share:
Basic - as reported	$.54	$.29	$.23	$.11
Basic - pro forma	$.54	$.28	$.23	$.10
Diluted - as reported	$.51	$.26	$.21	$.10
Diluted - pro forma	$.51	$.26	$.21	$.10

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

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the Company) should be read in conjunction with CN Bancorp, Inc.’s audited consolidated financial statements, including the related footnotes.

Overview

The Company continued a pattern of growth during the nine month period ended September 30, 2005. This growth has resulted in improved operating results as compared to prior periods. Key measurements and events for the nine month period ended September 30, 2005 include the following:

•	Total assets at September 30, 2005 increased by 11.2% to $152 million as compared to $137 million as of December 31, 2004.

•	Net loans outstanding increased by 9.3% from $79 million as of December 31, 2004 to $86 million as of September 30, 2005.

•	Deposits at September 30, 2005 were $133 million, an increase of $13 million or 11.1% from December 31, 2004.

•	The Company’s net income increased to $771,998, or 99.4%, for the nine month period ended September 30, 2005 as compared to net income of $387,091 for the nine month period ended September 30, 2004.

•
Net interest income, the Company’s main source of income, was $3.8 million during the nine month period ended September 30, 2005 compared to $3.3 million for the same period in 2004. This represents an increase of 14.4% for the nine months ended September 30, 2005 as compared to the same period in 2004.

•	Non-interest income increased by $169,676 or 24.4%, for the nine month period ended September 30, 2005, as compared to the nine month period ended September 30, 2004.

•	Non-interest expenses increased by $51,082 or 1.6%, for the nine month period ended September 30, 2005, as compared to the same period in 2004.

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

FINANCIAL CONDITION

Assets increased $15,365,359 (11.2%) to $152,236,324 at September 30, 2005 from $136,870,965 at December 31, 2004. Increases in loans, federal funds sold and the cash surrender value of life insurance comprised the majority of the increase in total assets. The increase in assets was funded primarily by the increase in liabilities of $14,250,579 (11.8%) during the first nine months of 2005. The increase in liabilities was primarily attributable to the increase in deposits and repurchase agreements.

The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $7,363,225 (9.3%) to $86,258,000 at September 30, 2005 from $78,894,775 at December 31, 2004. This increase was primarily attributable to the increase in commercial and residential real estate loans. Loans receivable, net, comprised 56.7% of total assets ($152,236,324) at September 30, 2005 and 57.6% of total assets ($136,870,965) as of December 31, 2004.

The allowance for loan losses was $854,000 (0.98% of loans) at September 30, 2005 and $800,000 (1.00% of loans) at December 31, 2004. At September 30, 2005, there are four non-accrual loans totaling $313,420: two commercial loans totaling $62,332, one home equity loan in the amount of $58,292 and one consumer loan secured by a boat in the amount of $192,796. Specific allowance for loan loss has been established in the amount of $9,587 for one of the commercial loans with a balance of $12,665 and a specific allowance has been established for the boat loan in the amount of $48,199. At December 31, 2004 non-accrual loans, totaled $51,027 most of which was a secured residential real estate loan (.04% of assets). At September 30, 2005, there were no loans past due ninety days and still accruing interest.

Loans receivable, net is comprised of the following:

	September 30,	December 31,
	2005	2004
Real estate -construction	$6,518,188	$5,997,847
Residential real estate	26,857,009	21,646,113
Commercial real estate	29,754,154	28,987,012
Commercial-other	19,473,601	18,923,232
Installment and other	4,468,448	4,100,900
	87,071,400	79,655,104
Unearned loan fees and costs, net	40,600	39,671
	87,112,000	79,694,775
Allowance for loan losses	(854,000)	(800,000)
	$86,258,000	$78,894,775

The securities portfolio at September 30, 2005 amounted to $34,443,867, a decrease of $2,867,267, or 7.7% from the amount at December 31, 2004. Available for sale investment securities decreased to $24,253,958 at September 30, 2005 from $26,214,112 at December 31, 2004. Held to maturity securities decreased to $9,416,109 at September 30, 2005 from $10,359,122 at December 31, 2004. The carrying value of available for sale securities includes a net unrealized loss of $370,849 at September 30, 2005 (reflected as unrealized loss of $227,664 in stockholders’ equity after deferred taxes) as compared to a net unrealized loss of $221,424 ($146,139 after deferred taxes) as of December 31, 2004. Management believes that none of the unrealized losses are “other than temporary”.

Deposits are the major source of funds for lending and investment activities. Deposits increased $13,211,774 (11.1%) to $132,522,258 at September 30, 2005 from $119,310,484 at December 31, 2004. Non-interest bearing deposits increased $10,371,006 or 34.5%, savings deposits increased $2,416,816 or 6.1%, interest bearing demand deposits increased $1,860,148 or 13.9% and certificates of deposit decreased $1,436,196 or 3.9% during the nine months ended September 30, 2005. Certificates of deposit in amounts of $100,000 and over totaled $13,458,172 at September 30, 2005 and $14,410,386 at December 31, 2004. Approximately $3 million of the increase in deposits was attributable to the increase in funds held in title company escrow accounts awaiting disbursement.

Deposits are comprised of the following:

	September 30,	December 31,
	2005	2004

Non-interest bearing deposits	$40,449,231	$30,078,225
Savings deposits	41,751,227	39,334,411
Interest bearing demand deposits	15,236,801	13,376,653
Certificates of deposit	35,084,999	36,521,195
	$132,522,258	$119,310,484

Total stockholders’ equity was $16,809,635 at September 30, 2005 representing an increase of $1,114,780 from December 31, 2004. The increase from December 31, 2004 was attributable to earnings of $771,998 and proceeds from the issuance of common stock from the exercise of warrants and dividend re-investments of $638,388 less an increase in unrealized losses on available for sale investment securities, net of taxes, of $81,525 and dividends declared of $214,081 ($0.15 per share).

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

Net income

Net income for the nine months ended September 30, 2005 was $771,998 or $.54 per share ($.51 per share fully diluted), an increase of $384,907, or 99.4%, from $387,091 or $.29 per share ($.26 per share fully diluted) during the nine months ended September 30, 2004. Net income increased during the nine months of 2005 as compared to the nine months of 2004 because of more earning assets during 2005 than 2004 and the reduction of some branch start-up expenses incurred, particularly marketing costs, during the opening of a new branch in early 2004.

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

Total interest income increased by $1,010,959 or 24.4% to $5,162,179 for the nine months ended September 30, 2005 as compared to the first nine months of 2004. This increase in interest income was primarily attributable to the increase in average interest earning assets during 2005. The increase from earning assets was accompanied by increases in yields on the earning assets. Recent increases in market interest rates have resulted in higher yields on loans and overnight investments. Average interest earning assets increased by approximately $15,950,000 or 13.5% to $134,351,000 in the first nine months of 2005 as compared to $118,401,000 in the first nine months of 2004, and the yield on the interest earning assets increased to 5.12% in the nine months of 2005 from 4.67% in the first nine months of 2004.

Interest expense increased by $537,169 or 62.3% to $1,390,787 for the nine months ended September 30, 2005 as compared to $853,618 during the first nine months of 2004. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon the three-month treasury bill rate or targeted federal funds rate. Average interest bearing liabilities increased by approximately $10,528,000 or 13.0% to $91,727,000 in the nine months ended September 30, 2005 as compared to $81,199,000 in the nine months ended September 30, 2004, and the cost of the interest bearing funds increased to 2.02% in the first nine months of 2005 from 1.40% in the first nine months of 2004.

Net interest income increased by $473,790 or 14.4% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Net interest income increased because the growth of interest earning assets exceeded the effect of the increase in the costs of interest bearing liabilities as the net interest spread declined from 3.27% in 2004 to 3.10% in 2005. The net interest margin was 3.74% and 3.71% in the nine months ended September 30, 2005 and September 30, 2004, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the nine months ended September 30, 2005 and 2004:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Nine Months Ended September 30,
(Dollars in thousands)		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$12,259	$282	3.07%	$12,203	$110	1.20%
Interest bearing deposits	3,416	68	2.65%	3,655	48	1.75%
Investment securities	36,733	879	3.19%	28,988	661	3.04%

Loans receivable	82,775	3,933	6.34%	74,308	3,332	5.98%
Allowance for loan losses	(832)	-	-	(753)	-	-
	81,943	3,933	6.40%	73,555	3,332	6.04%
Total Interest Earning Assets	134,351	5,162	5.12%	118,401	4,151	4.67%
Non-interest Earning Assets	11,198			9,774
Total Assets	$145,549			$128,175
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$14,471	$64	0.59%	$13,320	$46	0.46%
Savings accounts	40,153	567	1.88%	31,888	203	0.85%
Time deposits	35,306	750	2.83%	33,771	592	2.34%
Securities sold under agreements
to repurchase	1,797	10.74%		2,220	12.72%
Total Interest Bearing Liabilities	91,727	1,391	2.02%	81,199	853	1.40%
Non-interest Bearing Liabilities:
Demand deposits	36,010			30,269
Other	1,588			1,576
Total Liabilities	129,325			113,044
Stockholders' Equity	16,224			15,131
Total Liabilities and Equity	$145,549			$128,175
Net Interest Income		$3,771			$3,298

Net Interest Spread			3.10%			3.27%
Net Interest Margin			3.74%			3.71%
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities	146.47%			145.82%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first nine months of 2005 versus the first nine months of 2004. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2005 vs. 2004
	Increase (Decrease)
	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold and interest bearing
deposits with banks	$(2,620)	$195,069	$192,449
Securities	172,772	44,765	217,537
Loans receivable	377,096	223,877	600,973
Net Change in Interest Income	547,248	463,711	1,010,959

2005 vs. 2004
Increase (Decrease)
Volume	Rate	Total
Interest Bearing Liabilities:
Interest bearing deposits	116,634	422,920	539,554
Securities sold under agreements
to repurchase	(2,376)	(9)	(2,385)
Net Change in Interest Expense	114,258	422,911	537,169

Change in Net Interest Income	$432,990	$40,800	$473,790

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry (none currently), credit management and underwriting policies changes and secured versus unsecured nature of loan category. At September 30, 2005, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - .66% to 1.21%; commercial loans - .86% to 1.66%; and, mortgage loans - 0.25% to .70%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2005, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $113,475 during the nine months ended September 30, 2005 as compared to $118,339 for the nine months ended September 30, 2004.

The allowance for loan losses represents 0.98% and 1.00% of loans receivable at September 30, 2005 and December 31, 2004, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.’s loan loss experience for the nine months ended September 30, 2005 and September 30, 2004 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percent of the total loan portfolio.

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Allowance for loan losses:
Beginning balance	$800,000	$720,000
Charge-offs:
Commercial loans	-	(24,146)
Real estate loans - residential	(50,027)	-
Consumer loans	(28,441)	(37,465)
Recoveries:
Commercial loans	10,938	6,491
Consumer loans	8,055	10,881
Net recoveries (charge-offs)	(59,475)	(44,239)
Provision for loan losses	113,475	118,339
Ending balance	$854,000	$794,100
Ratios:
Net charge-offs to average loans	0.07%	0.06%
Net charge-offs to provision for loan losses	52.41%	37.83%
Allowance for loan losses to loans receivable	0.98%	1.02%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $169,676 or 24.4%, to $866,134 for the nine months ended September 30, 2005 as compared to $696,458 for the nine months ended September 30, 2004. This increase includes a gain on sales of loans of $35,437 in the nine months ended September 30, 2005 (none in 2004). Also, contributing to the increase in non-interest income was the increase in earnings on owned insurance policies of $28,767 resulting from an increase in investment in insurance policies of $1.2 million and from the higher interest rate environment during 2005. Fees and service charges increased $91,197 in 2005 as compared to 2004 because of increases in deposit account activity and fees charged.

Non-interest Expense

Non-interest expense was $3,351,829 during the nine months ended September 30, 2005 representing an increase of $51,082 or 1.6%, as compared to $3,300,747 during the nine months ended September 30, 2004. Compensation and benefits increased $52,133 (3.0%) because of normal salary and benefit increases. Also during the quarter, the Company paid performance bonuses to its President/CEO, Executive Vice President, Senior Vice President/CFO and Vice President in the amount of $7,500 each, or $30,000 in total. These were discretionary payments, approved by the Company’s Human Resource Committee, were based upon performance and were not the result of any formal bonus plan or agreement. Marketing expenses declined in 2005 by $51,490 (51.8%) because, in the first quarter of 2004, a new branch was opened which involved more marketing efforts and set-up costs. Depreciation and amortization expenses declined by $45,129 or 14.6% as previously acquired assets have become fully depreciated. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $400,224 (34.1% of pre-tax income) for the nine months ended September 30, 2005 as compared to $187,883 (32.7% of pre-tax income) for the nine months ended September 30, 2004. The proportion of interest income exempt from state income taxes to total taxable income during the nine months ended September 30, 2005 as compared to the same period of 2004 has declined resulting in an increase in the Company’s effective total income tax rate.

Three Months Ended September 30, 2005 and 2004

Net income

Net income for the three months ended September 30, 2005 was $325,587 or $.23 per share ($.21 per share fully diluted), an increase of $180,000, or 123.6%, from $145,587 or $.11 per share ($.10 per share fully diluted) during the three months ended September 30, 2004. Increases in net interest income and other income as well as stable non-interest expenses contributed to the increase in net income.

Total interest income increased by $387,020 or 26.5% to $1,846,333 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase in interest income was primarily attributable to the increase in interest earning assets during 2005.

Interest expense increased by $184,477 or 57.1% to $507,699 for the three months ended September 30, 2004 as compared to $323,222 during the three months ended September 30, 2004. This increase was primarily attributable to a rising rate environment during 2005 causing increases in interest rates for deposited funds.

Net interest income increased by $202,543, or 17.8% during the three months ended September 30, 2005 versus the same period of 2004 because the positive effect of the increase in interest bearing assets more than offset the increased cost of deposited funds.

Provision for Loan Losses

The provision for loan losses was $36,126 during the three months ended September 30, 2005 as compared to $41,005 for the three months ended September 30, 2004.

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of securities and other income. Non-interest income increased $65,319 or 26.2%, to $314,542 for the three months ended September 30, 2005 as compared to $249,223 for the three months ended September 30, 2004. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $52,171 in the third quarter of 2005 as compared to the third quarter of 2004 and the increase in cash surrender value of life insurance of $12,495 or 110.2% resulting from an increase in investment in life insurance policies and the earnings rate thereon.

Non-interest Expense

Non-interest expense was $1,123,131 during the three months ended September 30, 2005 representing a decrease of $2,985 or 0.3%, as compared to $1,126,116 during the three months ended September 30, 2004. Occupancy costs increased $10,500 (9.7%) in the third quarter of 2005 as compared to 2004 because of repairs made to branch facilities during the quarter. Marketing expenses declined in 2005 by $4,230 (17.5%) because a new branch was opened in 2004, which involved more marketing efforts. Depreciation and amortization expenses declined by $21,131 or 21.4% as previously acquired assets have become fully depreciated. Compensation expense increased $1,129 as the result of the performance bonuses paid to executive officers which were mostly offset by a reduction of personnel during the quarter. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $168,332 (34.0% of pre-tax net income) for the three months ended September 30, 2005 as compared to $72,606 (33.3% of pre-tax net income) for the three months ended September 30, 2004.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $20,948,062 at September 30, 2005 compared to $9,868,815 at December 31, 2004. Additional sources of asset liquidity include funds held in time deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $24,253,958 and $26,214,112 as of September 30, 2005 and December 31, 2004, respectively. However, because most of these securities were in an unrealized loss position at September 30, 2005, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity as of September 30, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at September 30, 2005 total $1,981,022 ($1,985,033 at December 31, 2004).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $12,592,099 at September 30, 2005 ($10,523,924 at December 31, 2004). We believe that we have adequate resources to fund all loan commitments.

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

			Minimum Ratios
	September 30, 2005	December 31, 2004	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	18.5%	19.0%	8.0%	N/A
Bank	13.4%	13.9%	8.0%	10.0%
Tier I:
Company	17.6%	18.1%	4.0%	-
Bank	12.4%	12.9%	4.0%	6.0%
Leverage Total:
Company	11.1%	11.2%	4.0%	-
Bank	7.9%	7.8%	4.0%	5.0%

At September 30, 2005 and December 31, 2004, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 1997, the Company sold to a group of individuals who were organizers of County National Bank, for $.01 per share, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share of common stock purchased by such persons in CN Bancorp, Inc.’s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006. Warrants representing 6,886 shares were exercised during the third quarter of 2005 for $68,860. There are warrants representing 268,865 shares of common stock outstanding at September 30, 2005.
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
There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first nine months of 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other information

None

Item 6.  Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CN Bancorp, Inc.

Date : November 4, 2005	By: /s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date : November 4, 2005	By: /s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer