Form 10KSB
period 2005-12-31
CN BANCORP INC
filed 2006-02-28
CIK 1014273

FORM 10-KSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes   No X.
Issuer's revenues for its fiscal year ended December 31, 2005 were $8,269,737.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $17,426,966 as of February 28, 2006 based on a stock price of $15.75 per share, the last reported trade price of the common stock as of February 28, 2006.

The Registrant had 1,696,353 shares of Common Stock outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2005, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

Transitional Small Business Disclosure Format. YES: ( ) NO: (X)

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of CN Bancorp's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, market risk, off-balance sheet arrangements, interest rate risks, and statements of its ability to achieve financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: the amount and timing of future changes in interest rates and other economic conditions, management's estimates and projections of future interest rates and other economic conditions; future laws and regulations, including accounting principles; and a variety of other matters which, by their nature, are subject to significant uncertainties. You should not put undue reliance on any forward-looking statements.

Because of these uncertainties, the Company’s actual future results may differ materially from the results indicated by these forward-looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

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

County National Bank serves individuals and small to medium sized businesses in Anne Arundel County, Maryland, with a specific focus in central and northern Anne Arundel County. County National Bank offers a wide range of deposit accounts and commercial and consumer loans, tax deferred accounts, safe deposit boxes, and other services to its customers. County National Bank also offers brokerage and insurance services to its customers through an affiliation with a broker/dealer. Telephone and online banking is available 24 hours a day.

County National Bank’s mission statement is to:

•	Provide the highest quality products and personalized services to meet the financial needs of our community and customers; and
•	Provide sound management to maximize our leadership position, never losing sight of the well being of our neighbors, friends, employees and stockholders.

In August 2001, the Federal Reserve Board approved CN Bancorp, Inc.’s election as a financial holding company. This means that, subject to Federal Reserve Board regulations, CN Bancorp, Inc. may engage in certain non-banking activities that are “financial in nature.” For example, financial holding companies may engage in or provide insurance underwriting and agency services, investment advisory services and merchant banking and underwriting services, and may deal or make a market in securities. We will consider business opportunities outside of commercial banking if a favorable opportunity is presented.

 Bank Location and Market Area

County National Bank serves its customers from branches located in the Glen Burnie, Pasadena, Odenton and Millersville areas of Anne Arundel County, Maryland. The Bank is leasing property in Linthicum, Maryland on which it intends to build a new branch. The Bank is in the process of obtaining permits for the construction of the branch with the goal of finishing construction in the fourth quarter of 2006.

Central and northern Anne Arundel County continues to grow both in commerce and population. Baltimore-Washington International Thurgood Marshal Airport, located in northern Anne Arundel County, is the fastest growing airport in the region and among the thirty busiest in North America. Businesses have expanded and new business enterprises are opening to take advantage of needed aviation related ancillary and support services. The local economy is dominated by small to mid-size enterprises but also enjoys larger employers such as Northrup Grumman Corporation, Computer Sciences and General Dynamics. The county’s economy is associated with industry and commerce. There are over 5,000 business establishments in the central and northern Anne Arundel County market areas. Industries include high technology, communication, distribution and computer support services. Environmental related technology, regional data centers and the sciences are a growing segment of the commerce. The housing market remains steady with strong demand in new housing as well as in the resale of homes in established neighborhoods.

Loan Portfolio

County National Bank offers a broad range of loans, including commercial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are County National Bank’s primary loan products.

The goal of County National Bank’s lending program is to meet the credit needs of our client base while using sound credit principles to protect the quality of our assets. Our business and credit strategy are relationship driven, and we strive to provide a reliable source of credit, a variety of credit alternatives and personalized advice.

At December 31, 2005 County National Bank had a legal lending limit of approximately $1.8 million to any one borrower, which constitutes approximately 15% of County National Bank’s unimpaired capital and surplus. We participate with other lenders and CN Bancorp, Inc. in loans that exceed County National Bank’s lending limits. We do not believe that loan participations purchased by County National Bank necessarily pose any greater risk of loss than loans that County National Bank originates.

The following is a description of the types of loans in our loan portfolio and the anticipated risks associated with each type of loan:

● Commercial loans for business purposes including working capital, equipment purchases, lines of credit, letters of credit and government contract financing.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay using his or her employment and other income and which are secured by real property which can be valued easily, commercial business loans are riskier and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans depends substantially on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

● Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises.

Commercial real estate loans usually are larger and present more risk than do residential mortgage loans. Because payments on loans secured by commercial real estate depend on the successful operation or management of the properties that secure the loans, repayment can be affected significantly by downturns in the real estate market or in the economy. A downturn in the local real estate market could adversely affect our customers' ability to pay on time and could affect the underlying liquidation value of our collateral, which in turn could adversely affect us.

Construction loans generally involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared with the estimated cost of construction and, in the case of owner-occupied premises, the success of the owner’s business. If the estimate of value proves to be inaccurate, the value of the project when completed could be insufficient to ensure full repayment of the loan.

● Consumer loans including automobile and personal loans, including personal lines of credit.

Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

● Residential mortgage loans, including first and second mortgage loans and home equity loans secured by single-family owner-occupied residences.

We require private mortgage insurance for loans in excess of 90% of a property’s value but we generally do not make loans with loan-to-value ratios in excess of 80%. Generally, our residential mortgage loans are “ARM” loans and we do not make 30-year fixed rate mortgage loans. We retain and service our residential mortgage loans.

Loans secured by real estate comprise the majority of the loan portfolio. The majority of the borrowers reside, work and/or conduct business in CN Bancorp, Inc.’s primary market area of Anne Arundel County, Maryland.

The table below presents loans by major categories as of the dates indicated.

	2005	%	2004	%
(In thousands)
Real estate -construction	$4,330	5%	$5,998	7%
Residential real estate	29,307	33%	21,646	27%
Commercial real estate	29,421	33%	28,987	37%
Commercial-other	22,367	25%	18,923	24%
Installment and other	3,948	4%	4,101	5%
	89,373	100%	79,655	100%

Unearned loan fees and costs, net	53		40
Allowance for loan and lease losses	(864)		(800)
	$88,562		$78,895

The table below sets forth the maturity distributions of the loan receivable portfolio as of December 31, 2005.

	LOAN MATURITIES AS OF DECEMBER 31, 2005
	1 year		After
	Or less	1-5 years	5 years	Total
(In thousands)
Maturity of Loans Receivable:
Real estate - construction	$1,800	$776	$1,754	$4,330
Residential real estate	2,033	5,600	21,674	29,307
Commercial real estate	4,068	7,552	17,801	29,421
Commercial - other	5,561	9,360	7,446	22,367
Installment and other	810	1,355	1,783	3,948
Total loans receivable	$14,272	$24,643	$50,458	$89,373

	LOAN MATURITIES AS OF DECEMBER 31, 2005
	1 year		After
(Continued)	Or less	1-5 years	5 years	Total
(In thousands)
Fixed interest rates		$10,657	$3,315	$13,972
Floating and adjustable interest rates		13,986	47,143	61,129
Total loans receivable		$24,643	$50,458	$75,101

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

Delinquent loans, and the level thereof, are reviewed monthly and presented to the board of directors of County National Bank. A listing of loans classified less than “pass” according to the loan policy is presented to the audit/compliance committee of the board of directors at least quarterly. Generally, loans that have payments ninety days or more past due are placed on non-accrual status unless there is a reasonable expectation of the timely collection of all amounts past due. Payments on non-accrual loans are allocated to principal and interest according to the original loan terms unless collection of all amounts due under the loan agreement is in doubt, in which case collections are applied to principal loan balances.

In the fourth quarter of 2005, County National Bank had acquired through foreclosure a boat resulting from the borrower’s loan delinquency. The boat is valued at $140,000 and is included in other assets. The Bank charged-off $52,796 against the Allowance for Loan Losses related to the loan in 2005. There was no foreclosed real estate owned or other assets acquired through foreclosure, deeds in lieu of foreclosure or repossession at December 31, 2004.

At December 31, 2005, CN Bancorp has two loans on non-accrual status which are in process of collection with carrying amounts totaling $62,332: (1) an impaired secured commercial loan in the amount of $49,667; and (2) a unsecured commercial loan in the amount of $12,665. The amount of the specific allowance for loan losses for these loans is $15,795 at December 31, 2005. Unrecognized interest on the loans at December 31, 2005 is approximately $3,600. CN Bancorp is not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired.

At December 31, 2004 CN Bancorp had two loans on non-accrual status which were in process of collection with carrying values totaling $51,027: (1) an impaired secured commercial loan in the amount of $1,000; and (2) a secured residential real estate loan in the amount of $50,027. The amount of the specific allowance for loan loss for these loans was $6,000 at December 31, 2004. Unrecognized interest on the loans at December 31, 2004 was approximately $4,000.

Securities Portfolio

CN Bancorp, Inc.’s portfolio is composed primarily of interest-earning bills, notes and bonds and mortgage-backed securities issued by the United States government and its direct and sponsored agencies. The portfolio provides a source of liquidity, collateral for repurchase agreements and public funds as well as being a means of diversifying CN Bancorp, Inc.’s earning asset portfolio. While CN Bancorp, Inc. generally intends to hold its investment portfolio assets until maturity, a significant portion of the portfolio is classified as available for sale. Securities so classified are accounted for at fair value with the unrealized appreciation and depreciation reported as a separate component of stockholders’ equity, net of income tax effects. Securities classified in the held to maturity category are accounted for at amortized cost. CN Bancorp, Inc. invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The table below presents the composition and carrying amounts of securities in the portfolio as of December 31, 2005 and December 31, 2004.

	SECURITIES
	December 31,	December 31,
	2005	2004
(In thousands)
Available for sale securities:
Mortgage-backed securities	$3,558	$4,690
U.S Government agencies	20,323	21,524
	23,881	26,214
Held to maturity securities:
Mortgage-backed securities	4,159	5,343
U.S Government agencies	4,003	5,016
	8,162	10,359
Equity securities	774	738
Total securities	$32,817	$37,311

The tables below show the maturities and average weighted yields for the securities portfolio at December 31, 2005. The majority of the mortgage-backed securities have final maturity dates of less than seven years.

MATURITIES AND WEIGHTED AVERAGE YIELDS ON SECURITIES As of December 31, 2005
			After one but within
	Within one year		five years		Unspecified
	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands)
Amortized cost basis:
U.S. Government agencies	$11,986	2.92%	$12,683	3.50%	-
Mortgage-backed securities	-		-		$7,829	3.53%
Equity securities	-		-		774	4.82%
Total securities	$11,986	2.92%	$12,683	3.50%	$8,603	3.64%

Carrying Value:
U.S. Government agencies	$11,897		$12,439		$-
Mortgage-backed securities	-		-		7,717
Equity securities	-		-		774
Total securities	$11,897		$12,439		$8,481

Deposits

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

The average balances and average rates paid on deposits during the years ended December 31, 2005 and 2004 are shown in the tables below. All deposits are domestic deposits.

	AVERAGE DEPOSITS BY MAJOR CLASSIFICATION
	December 31, 2005		December 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
(In thousands)
Interest bearing:
Demand deposits	$14,584	0.64%	$13,325	0.46%
Savings accounts	40,310	2.02%	33,290	1.00%
Time deposits	35,247	2.92%	34,705	2.40%
Non-interest bearing:
Demand deposits	36,399		31,833
Total	$126,540	1.51%	$113,153	1.10%

The table below shows the maturities and amounts of time certificates (there are no other time deposits) issued in denomination of $100,000 or more at December 31, 2005 and 2004.

	DEPOSIT MATURITIES December 31,
	2005	2004
(In thousands)
Three months or less	$1,227	$4,613
Over three but within six months	2,726	2,456
Over six but within twelve months	6,119	543
Over twelve months	1,437	6,798
Total	$11,509	$14,410

Other Borrowed Funds

CN Bancorp, Inc. enters into sales of securities under agreements to repurchase the same securities with customers, which mature from one day to thirty days from the transaction date. These transactions are accounted for as borrowings and are secured by notes and bonds in the investment portfolio.

The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004
(In thousands)
Total outstanding at period-end	$548	$523
Average interest rate at period-end	1.25%	0.75%
Average balance during the period	$1,498	$2,161
Average interest rate during the period	0.80%	0.75%
Maximum balance during the period	$3,346	$3,160

CN Bancorp, Inc. had no long-term debt during 2005 or 2004.

Other Banking and Financial Services

We offer commercial customers cash management services such as sweep accounts, account reconciliation and wire transfers of funds. Additionally, we make available telephone banking, ATM/debit cards, safe deposit boxes, after-hours deposit services, travelers’ checks, direct deposit of payroll and ACH origination for automated transactions for various accounts.

In addition, we offer our customers the ability to access information about their accounts and view information about County National Bank’s services and products on County National Bank’s website, www.countynational.com. Online banking permits customers to pay bills, transfers of funds among accounts, download information to financial software packages, and send e-mail to County National Bank personnel.

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

Competition

Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In our market areas in Anne Arundel County, Maryland, we face strong competition from large banks headquartered within and outside of Maryland. In addition, we compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Many of our competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services and products that we cannot or will not offer. Also, some of our competitors have greater resources, access to borrowed funds at a lower rate than is available to us and substantially higher lending limits than that of County National Bank. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies. Deposit competition is strong among institutions in our primary market area.

Employees

County National Bank had 39 full time employees and 7 part time employees as of December 31, 2005. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. CN Bancorp, Inc. has not employees.

Supervision and Regulation

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. CN Bancorp, Inc. became a financial holding company in 2001.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. The Federal Reserve has adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

In accordance with Federal Reserve Board policy, CN Bancorp, Inc. is expected to act as a source of financial strength to County National Bank and to commit resources to support County National Bank in circumstances in which CN Bancorp, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Regulation of Depository Institution

General

County National Bank, as a national banking association whose accounts are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the Office of the Comptroller of the Currency. County National Bank is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the Federal Reserve Board. County National Bank also is subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of County National Bank’s business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank’s earnings. Thus, the earnings and growth of County National Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money. We cannot predict the nature and timing of changes in such policies and their impact on County National Bank.

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

USA Patriot Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

Since December 31, 1992, national banks have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a “Total Risk-Based Capital Ratio) of 8%. At least half of this amount (4%) should be in the form of core capital.

Tier 1 capital for national banks generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Office of the Comptroller of the Currency’s and the Federal Deposit Insurance Corporation’s regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition. Operating in an unsafe or unsound manner could lead the Federal Deposit Insurance Corporation to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation to increase its Leverage Capital Ratio to such level as the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation or their respective designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action

Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. Under applicable regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

An institution required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

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

Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

Regulatory Enforcement Authority

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority included, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

Deposit Insurance

The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution’s primary federal regulator and information that the Federal Deposit Insurance Corporation determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned.

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

County National Bank is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

All of County National Bank’s loans to its and CN Bancorp, Inc.’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and 22(h) of the Federal Reserve Act and Regulation O.

Loans to One Borrower

County National Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a national bank may have to any one borrower at any one time is 15% of the bank’s unimpaired capital and surplus. A national bank may lend an additional 10% on top of the 15% if the amount that exceeds 15% of the bank’s unimpaired capital and surplus is fully secured by readily marketable collateral.

Liquidity

County National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. As of December 20, 2005, amounts in transaction accounts above $7,800,000 and under $48,300,000 must have reserves held against them in the ratio of three percent (3%) of the amount. Amounts above $48,300,000 require reserves of $1,218,000 plus 10% of the amount in excess of $48,300,000.

Dividends

The principal sources of CN Bancorp’s revenues are dividends received from its subsidiary bank and interest income it earns on the investment of the funds received through common stock sales. The amount of dividends that may be paid by County National Bank to CN Bancorp, Inc. depends on its earnings and capital position and is limited by statute, regulations and policies. As a national bank, County National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, County National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. County National Bank was last examined for CRA compliance as of March 2004 and received a CRA rating of “Satisfactory.”

Item 2.  Description of Properties

The executive offices of CN Bancorp, Inc. and County National Bank are located at 7401 Ritchie Highway, Glen Burnie, Maryland 21061. The following sets forth certain information regarding the offices of CN Bancorp, Inc. and County National Bank.

Glen Burnie, Maryland

Since July 1997, County National Bank has leased three contiguous parcels from Tate Properties, L.L.C.: (1) 0.38 acres of land at 7405 Ritchie Highway, Glen Burnie, Maryland on which we constructed a 2,922 square foot branch building; (2) 0.725 acres of land with a 8,811 square foot building at 7401-7403 Ritchie Highway, Glen Burnie, Maryland which we use for our administrative offices; and (3) a 1,290 square foot house on a 0.26 acre lot currently subleased to unrelated tenants for $1,050 per month.

The landlord is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The initial term of the lease expired in May, 2001 and County National Bank is in the first five-year renewal period of the lease with a monthly rent payment of $12,294 at December 31, 2005. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains two additional five-year renewal options and contains an option for the bank to purchase the parcels from January 1, 2015 until May 1, 2016 at their appraised value. County National Bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the parcels.

Pasadena, Maryland

County National Bank leases 0.68 acres of land containing a 1,500 square foot building at 4001 Mountain Road, Pasadena, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease expired in September, 2001 and County National Bank is in the first five-year renewal period of the lease with a monthly rent payment of $1,450 per month. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains four additional five-year renewal options, a right of first refusal in the event of the sale of the property and an option for County National Bank to purchase the property for its appraised value from January 1, 2026 until May 30, 2026. County National Bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the property.

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

Millersville, Maryland

County National Bank leases a building site on Veterans Highway, Millersville, Maryland on which it built a new branch office. The owner/landlord of the site is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The lease is for a five year term beginning in June 2003 but is renewable for seven additional five year terms at the option of the Bank. The monthly rent payment at December 31, 2005 is $5,294. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The branch was opened for business in January 2004.

Linthicum, Maryland

In February 2003, County National Bank leased, effective January 1, 2003, the buildings and real property located at 504 and 506 Camp Meade Road, Linthicum, Maryland primarily for use as a future branch site. The lease has an initial term of five years with four options to renew for five years each. The monthly rent increases annually based upon increases in the consumer price index for the Washington Baltimore area. The monthly rent amount at December 31, 2005 is $4,081. County National Bank has sublet one of the buildings for five years at $2,800 per month. The subtenant has one, five year renewal option but the rent amount for the renewal period would be negotiated at the renewal. The Bank is in the process of obtaining permits for the construction of the branch at this site with the goal of finishing construction in the fourth quarter of 2006

Item 3. Legal Proceedings

CN Bancorp, Inc. and County National Bank are not currently involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans as of December 31, 2005:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	97,500	$14.36	149,815
Equity compensation plans not approved by security holders (2)	-	-	50,000
Total	97,500	$14.36	199,815

(1)  Consists of the Company’s Stock Option Plan and the Employee Stock Purchase Plan.
(2)  Consists of the Company’s Director Stock Purchase Plan.

For additional information on the above plans, see Note 8 to the consolidated financial statements.

The other information contained under the section captioned “Common Stock and Dividends” in CN Bancorp, Inc.’s Annual Report to Stockholders for the year ended December 31, 2005 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis

The information contained under the section captioned “Management’s Discussion and Analysis” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The information required by this item is incorporated by reference to the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate as of the end of the period covered by this report. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 15d-15 under the Securities Act of 1934) during the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

CN Bancorp, Inc.’s directors and executive officers and County National Bank’s directors and executive officers are as follows:

Name	Age	Position

Jan W. Clark	69	Chairman of the Board of Directors, and President and Chief Executive Officer of CN Bancorp, Inc.; Director, President and Chief Executive Officer of County National Bank
John E. DeGrange, Sr.	62	Vice Chairman of the Board of Directors of CN Bancorp, Inc.; Vice Chairman of the Board of Directors of County National Bank
Carl L. Hein, Jr.	78	Director and Treasurer of CN Bancorp, Inc.; Director and Treasurer of County National Bank
Creston G. Tate	78	Director of CN Bancorp, Inc.; Director of County National Bank
John G. Warner	63	Director and Executive Vice President of CN Bancorp, Inc.; Director and Executive Vice President of County National Bank
Gerald V. McDonald	70	Director of CN Bancorp, Inc.; Chairman of the Board of Directors of County National Bank
F. Paul Dorr, Jr.	65	Director of County National Bank
Robert P. Musselman, Sr.	65	Director of County National Bank
Daljit Singh Sawhney	63	Director of County National Bank
LeRoy C. Taylor	71	Director of County National Bank
K. Patricia Wellford	64	Director of County National Bank
Wade H. Ritchie III	46	Director of County National Bank
Michael T. Storm	55	Chief Financial Officer of CN Bancorp, Inc.; Senior Vice President and Chief Financial Officer of County National Bank
Michael L. Derr	55	Vice President, County National Bank

Messrs. Hein and Warner’s terms as directors of CN Bancorp, Inc. expire at the 2006 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. DeGrange and Tate’s terms as directors of CN Bancorp, Inc. expire at the 2007 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. McDonald and Clark’s terms as directors of CN Bancorp, Inc. expire at the 2008 annual meeting of stockholders of CN Bancorp, Inc.

Jan W. Clark is the chairman of the board of directors and president and chief executive officer of CN Bancorp, Inc., and he is a director and president and chief executive officer of County National Bank. He has held these positions since 1996, with the exception of his position as chairman, which he assumed in May 2000. Mr. Clark was the former president and chief executive officer of another bank located in Glen Burnie, Maryland, having served in that capacity from 1991 to March 1995. Mr. Clark was a director of that bank and its holding company from 1988-1995, where he served on various board of directors’ committees. Mr. Clark also served as a director of North Arundel Savings Bank, FSB from 1975 to 1988. Prior to 1991, Mr. Clark was a principal of the accounting firm of Clark and Anderson, of which he was one of the founders. He has been a certified public accountant since 1969.

John E. DeGrange, Sr. has been a director of CN Bancorp, Inc. and of County National Bank since 1996. He became vice chairman of the board of directors of County National Bank in May 1999 and vice chairman of the board of directors of CN Bancorp, Inc., in May 2000. Mr. DeGrange was the president of DeGrange Lumber Company, Inc. from 1962 until November 1995, and from 1965 until 1996 he was an officer of The DeGrange Company, a company formed to hold real estate for DeGrange Lumber Company, Inc. Mr. DeGrange was a director of a local bank from 1984 to 1995 as well as the treasurer of that bank’s holding company from 1993 to 1995. Since 1996, Mr. DeGrange has been a self-employed painting contractor.

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

Robert P. Musselman, Sr. has been a director of County National Bank since 1996. Mr. Musselman currently is the president of Musselman’s Dodge, Inc. and has served in that capacity for over five years. Mr. Musselman owns a number of businesses in the Anne Arundel County area including Musselman’s Dodge, Inc., Robert Musselman’s Body Shop, Inc., Modern Builders Plus, Drum Point Associates, Trigroup, LLC and Terrie’s Auto Sales. Mr. Musselman was a director of a saving bank from 1986 to 1989.

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

LeRoy C. Taylor has been a director of County National Bank since 1996, and has served as chairman of the bank’s audit committee since 1996. Since 1975, Mr. Taylor has been a certified public accountant in private practice in Baltimore and Glen Burnie, Maryland. Mr. Taylor is a member of the Maryland Association of Certified Public Accountants and was a director of the North Anne Arundel County Chamber of Commerce in 1985.

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

Wade H. Ritchie III was elected to the Board of Directors of County National Bank in 2005. Mr. Ritchie is a Certified Public Accountant and, since 1989, he has been a principal and Vice President in the public accounting firm of Clark and Anderson, P.A. He has served on the Peer Review Committee for the Maryland Association of Certified Public Accountants for twelve years. He also serves as the Treasurer for the North Arundel Hospital Foundation Board.

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

The Board of Directors of the Company has determined that the Company does not currently have an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission, serving on its Audit Committee. The Company believes that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. The Company does not have any independent directors who would qualify as an audit committee financial expert, as defined. The Company believes that it has been, and may continue to be, impractical to recruit such a director unless and until the Company is significantly larger.

The Company has adopted a Code of Ethics that applies to all officers and employees of CN Bancorp, Inc. and subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Not Applicable. CN Bancorp, Inc.’s officers, directors and 10% or greater stockholders are not required to file reports required pursuant to Section 16(a) of the Exchange Act.

Item 10.   Executive Compensation

The following table summarizes the compensation paid to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other executive officer whose salary and bonus exceeded $100,000 for the years ended December 31, 2005, 2004 and 2003. Compensation is paid by County National Bank, and no additional compensation is paid by CN Bancorp, Inc.

Summary Compensation Table
Name and		Annual Compensation		Vested Interest in	Securities Underlying	All Other
Principal Position	Year	Salary	Bonus	SERP	Options/SARs (#)(2)	Compensation(1)

Jan W. Clark	2005	$185,537	$7,500	$50,034	6,500	$15,303
President and CEO,	2004	$176,865	$5,000	$32,059	6,500	$12,402
CN Bancorp, Inc. and	2003	$163,692	-	$20,320	-	$10,800
County National Bank

John G. Warner	2005	$171,029	$7,500	$35,078	6,500	$14,691
Executive Vice President,	2004	$162,885	$5,000	$23,110	6,500	$11,736
CN Bancorp, Inc.	2003	$152,807	-	$15,726	-	$10,332
Executive Vice President and COO,
County National Bank

Name and		Annual Compensation		Vested Interest in	Securities Underlying	All Other
Principal Position	Year	Salary	Bonus	SERP	Options/SARs (#(2) )	Compensation(1)
(Continued)
Michael T. Storm	2005	$123,479	$7,500	$14,192	6,500	$10,889
Chief Financial Officer,	2004	$121,537	$5,000	$6,181	6,800	$9,791
CN Bancorp, Inc.	2003	$114,288	-	$4,877	-	$6,829
Senior Vice President and CFO
County National Bank

Michael L. Derr	2005	$107,003	$7,500	-	6,500	$3,112
Vice President	2004	$104,122	$5,000	-	6,700	$2,874
County National Bank	2003	$95,191	-	-	-	$959

Ralph F. Ebbenhouse(3)	2005	$103,638	$1,500	-	5,000	$3,266
Vice President
County National Bank

(1) Amounts include car allowances, life insurance premiums and contributions to benefit plans. For 2005, these amounts totaled $9,000, $840 and $5,463, respectively, for Mr. Clark; $9,000, $840 and $4,851, respectively, for Mr. Warner, $7,200, $618 and $3,071, respectively, for Mr. Storm, $0, $494 and $2,618, respectively, for Mr. Derr and $0, $428 and $2,838, respectively, for Mr. Ebbenhouse.

(2) Represents number of common shares underlying options awarded and accepted under the Employee Stock Purchase Plan (ESPP) and the Stock Option Plan (SOP) of CN Bancorp, Inc. For 2005, all shares included in the above schedule were rewarded under the SOP.

(3) Total compensation for Mr. Ebbenhouse was less than $100,000 during 2004 and 2003.

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Options/SARS Granted(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date

Jan W. Clark	6,500	12.75%	$14.50	Dec. 5, 2015
John G. Warner	6,500	12.75%	$14.50	Dec. 5, 2015
Michael T. Storm	6,500	12.75%	$14.50	Dec. 5, 2015
Michael L. Derr	6,500	12.75%	$14.50	Dec. 5, 2015
Ralph F. Ebbenhouse	5,000	9.80%	$14.50	Dec. 5, 2015

(1) Under the SOP, the exercise price is equal to the fair market value on the date of grant. The fair market value of the common stock on the December 6, 2005 grant date was $14.50 per share. All of the options are immediately exercisable.

Aggregate Options Table

Name	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005(3)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Jan W. Clark	13,000(1)	-	$2,600	$ -
John G. Warner	13,000(1)	-	$2,600	$ -

Name	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005(3)
(Continued)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Storm	13,000(1)	-	$2,600	$ -
Michael L. Derr	13,000(1)	-	$2,600	$ -
Ralph F. Ebbenhouse	7,500(2)	-	$1,125	$ -

(1)	The exercise price for these options is $14.20 per share as to 6,500 shares and $14.50 as to 6,500 shares.
(2)	The exercise price for these options is $14.20 per share as to 2,500 shares and $14.50 as to 5,000 shares.
(3)
Represents the total gain (if any) which would be realized if all in-the-money options held at December 31, 2005 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of the common stock at December 31, 2005. The average of the bid and ask prices of the common stock at December 31, 2005 of $14.55 was used as the per share fair market value.

Employment Agreements

Jan W. Clark and John G. Warner each have an employment agreement with County National Bank. Both agreements are dated December 19, 1996. Each agreement was for an initial term of two years commencing January 1, 1997, and each agreement automatically renews annually for an additional two year term provided that neither party to the agreement notifies the other of his or its desire to terminate the agreement at least thirty days prior to the expiration of the then current term. Each agreement provides for an annual salary, subject to annual merit increases, and for an annual bonus if established by the board of directors at its discretion. The agreement terminates upon the employee's death or disability, or for certain events constituting cause as described in the agreement. If County National Bank terminates employment without cause, the employee is entitled to receive his salary and employee benefits for a period of 24 months following the termination, plus any attorney's fees he incurs to enforce his rights under the agreement.

Michael T. Storm is a party to an “at will” letter agreement with County National Bank dated December 31, 1997, effective January 1, 1998. The agreement provides for an annual salary, subject to annual merit increases. Although the agreement is silent with respect to bonuses, County National Bank may also pay discretionary bonuses to Mr. Storm. If County National Bank terminates employment without cause, Mr. Storm is entitled to receive his salary and COBRA premiums for six months either in a lump sum payment or monthly installments.

Michael L. Derr is a party to an “at will” letter agreement with County National Bank dated March 20, 2001, effective April 30, 2001. The agreement provides for an annual salary, subject to annual merit increases. Although the agreement is silent with respect to bonuses, County National Bank may also pay discretionary bonuses to Mr. Derr.

Supplemental Executive Retirement Plan

County National Bank has purchased bank owned life insurance, referred to as BOLI, as an investment and as a means of funding retirement benefits for certain key executives. These policies, of which County National Bank is the sole beneficiary, and are owned by County National Bank, have been paid for in their entirety and are intended to generate income to satisfy its obligations under Supplemental Executive Retirement Plan and Consulting Agreements (SERPs) entered into by County National Bank with the executives. County National Bank intends to hold the policies until the death of the named insured officers. However, County National Bank can liquidate the policies for their cash surrender value but to do so would subject County National Bank to income taxes on the total earnings on the policies, which taxes have not been accrued. County National Bank has entered into the SERPs as part of its effort to attract and retain qualified executives.

County National Bank has entered into SERPs with Jan W. Clark, John G. Warner, Michael T. Storm, Michael L. Derr and Ralph F. Ebbenhouse. Under the SERPs, County National Bank has agreed to pay certain benefits to each executive upon his retirement, which is defined in the SERPs as 65 years of age, voluntary resignation, involuntary termination or death. While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive. The pre-retirement account is increased or decreased each year by the earnings on a life insurance policy (or policies), including tax benefits thereon, until the executive’s termination of employment, death or retirement. The SERPs generally contain personal services/consulting provisions whereby payments, other than payments of the pre-retirement accounts, depend upon services to be rendered by the executives after retirement.

The following table lists the death benefit payable to County National Bank upon the death of the five executives as of December 31, 2005 along with the related cash surrender value of the life insurance (CSV) recorded as an asset. Also included are the balances of the pre-retirement accounts as of December 31, 2005. There is not a separate policy for Mr. Storm; rather, life insurance is carried on Mr. Derr for Mr. Storm’s benefits.

Name	Death Benefit Payable to Bank	Related CSV	Pre-retirement Account Balance
Jan W. Clark	$1,651,265	$998,421	$112,647
John G. Warner	1,295,744	670,063	81,458
Michael L. Derr	1,211,136	544,339	27,312
Ralph F. Ebbenhouse	548,251	258,513	4,257
Michael T. Storm	-	-	27,312
Total	$4,706,396	$2,471,336	$252,986

Pursuant to the SERPs, if the executive is continuously employed from the effective date of the SERP to retirement age, the executive is entitled to receive the balance in his pre-retirement account in 120 equal monthly installments commencing 30 days following retirement. In addition, County National Bank will pay the executive for personal services each year (and partial year) subsequent to the executive’s retirement until the executive’s death if rendered in accordance with the SERP.

If the executive dies while there is a balance in the executive’s pre-retirement account, County National Bank will pay the balance in a lump sum to the executive’s designated beneficiary. If the executive voluntarily resigns or is terminated with less than five years of service without cause prior to retirement, the executive has no rights to the balance in his pre-retirement account. If the executive voluntarily resigns or is terminated with five or more years of service without cause prior to retirement, the executive is entitled to receive 100% of the balance in his pre-retirement account either over 120 equal payments commencing 30 days after the executive reaches retirement age or as may otherwise be determined by County National Bank’s board of directors. From the time of termination of employment to the date the executive reaches retirement age, the balance in the executive’s pre-retirement account earns interest at the same interest rate as that paid by County National Bank on its retail statement savings accounts.

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

County National Bank has also purchased BOLI in regard to SERP agreements entered into other officers of the bank under similar terms as those described above.

Employer Benefit Plans

All directors, officers and employees of County National Bank are eligible to participate in County National Bank’s loan program pursuant to which such persons are eligible to receive loans from County National Bank at 100 basis points (one percent) below the prevailing market rate for equivalent loans, subject to satisfaction with County National Bank’s underwriting standards for such loans.

County National Bank currently provides health care benefits, including medical, disability and group life insurance, subject to certain deductibles and copayments, for its full time employees.

County National Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, County National Bank may make a discretionary matching contribution and/or a discretionary profit sharing contribution to the plan. All such contributions must comply with the federal pension laws non-discrimination requirements and the terms of the plan. In determining whether to make a discretionary contribution, County National Bank’s board of directors evaluates County National Bank’s current and future prospects and management’s desire to reward and retain employees and attract new employees. County National Bank may also make discretionary contributions so as to comply with the federal pension laws.

Director Compensation

CN Bancorp Inc. does not currently pay any fees to its directors.

County National Bank does not currently pay any fees to inside directors. An inside director is a director who is also an employee of the bank. At the present time there are two inside directors, Jan W. Clark and John G. Warner.

Outside directors of County National Bank are paid $600 per month for meetings attended. Outside directors who are members of the executive committee of the board of directors receive an additional $300 per month. Outside directors who are members of the loan committee and perform appraisal review services receive an additional $250 per month regardless of the number of reviews performed. Outside directors receive $75 for any other committee meeting attended.

Employee Stock Purchase Plan

The stockholders of CN Bancorp, Inc. approved the Employee Stock Purchase Plan in May 2004. 50,000 shares of CN Bancorp, Inc.’s common stock is reserved under this plan for employees to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is eighty-five percent of the “fair market value” of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower. Employees (including officers) must meet certain minimum weekly work hours and be employed by CN Bancorp, Inc. or subsidiaries for a least a year to be eligible under this plan. During 2004, 2,685 shares of common stock were sold to employees under this plan for $11.99 per share. No shares were granted or sold under the plan during 2005 and there are no outstanding grants at December 31, 2005.

Stock Option Plan

The stockholders of CN Bancorp, Inc. approved the Stock Option Plan in May 2004. The Stock Option Plan provides for discretionary awards of options to purchase up to an aggregate of 200,000 shares of CN Bancorp, Inc. common stock to officers and key employees of the Company and subsidiaries as determined by a committee of directors at the fair market value of the common stock on the date of grant. The term of the options can extend to ten years. The options granted to employees may be incentive stock options, which are intended to be eligible for favorable tax treatment to the employee, and options to employees or directors may be nonqualified stock options. On December 6, 2005, the Company granted immediately vested incentive stock options to purchase 51,000 shares of its common stock to certain officers and employees under this plan at the fair value of the stock on the date of grant for a period of ten years. All of the options’ exercise price is $14.50 per share and the options expire on December 5, 2015. There are 97,500 options outstanding at December 31, 2005.

Director Stock Purchase Plan

The Board of Directors of CN Bancorp, Inc. approved the Director Stock Purchase Plan in 2004. The purpose of this plan is to encourage directors to acquire shares in the Company. 50,000 shares of CN Bancorp, Inc.’s common stock is reserved under this plan for directors to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is the “fair market value” of the common stock at the date of grant. The exercise date on the awarded grants may not be later than twelve months after the date of grants. No shares were purchased during 2005 or 2004 under this plan and there are no outstanding options to purchase common shares at December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of CN Bancorp, Inc.’s common stock as of February 28, 2006 by (i) persons believed by CN Bancorp, Inc. to beneficially own more than five percent (5%) of the common stock; (ii) CN Bancorp, Inc.’s and County National Bank’s directors and executive officers; and (iii) all directors and executive officers of CN Bancorp, Inc. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

Name and Address of Beneficial Owner(1)	Shares of Common Stock	Warrants to Purchase Common Stock (c)	Options to Purchase Common Stock (d)	Total Number of Shares Beneficially Owned(a)	Percentage of Ownership(b)

Jan W. Clark (2)	26,289	-	13,000	39,289	2.30%
John E. DeGrange, Sr. (3)	32,500	5,000	-	37,500	2.20%
Michael L. Derr (4)	1,210	-	13,000	14,210	0.83%
Carl L. Hein, Jr. (5)	51,500	-	-	51,500	3.04%
Gerald V. McDonald (6)	43,186	-	-	43,186	2.55%
Robert P. Musselman, Sr.	139,500	-	-	139,500	8.22%
Wade H. Ritchie III	6,000	-		6,000	0.35%
Daljit S. Sawhney (7)	74,650	8,900	-	83,550	4.90%
Michael T. Storm (8)	819	-	13,000	13,819	0.81%
Creston G. Tate	200,000	-	-	200,000	11.79%
John G. Warner (9)	14,225	9,031	13,000	36,256	2.11%
Directors and Officers as a Group (10 people)	589,879	22,931	52,000	664,810	37.53%

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

 (c) In June 1997, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock at $10.00 per share. Warrants to purchase 50,831 shares of common stock are outstanding at December 31, 2005 and 22,931 shares at February 28, 2006 respectively. The warrants became exercisable in March 1998 and will expire in March 2006.

(d) In December 2005, CN Bancorp, Inc. issued options to purchase common stock at $14.50 per share to certain officers and employees under the Stock Option Plan. The options are fully vested, immediately exercisable and expire in December 2015. In December 2004, CN Bancorp, Inc. issued options to purchase common stock at $14.20 per share to certain officers and employees under the Stock Option Plan. The options are fully vested, immediately exercisable and expire in December 2014. The 13,000 shares under option noted above per officer are comprised of 6,500 shares of the 2004 option grant and 6,500 of the 2005 option grant.

(1) Unless otherwise indicated, the address of each person listed in the foregoing table is the address of CN Bancorp, Inc., 7401 Ritchie Highway, Glen Burnie, Maryland 21061

(2) Mr. Clark has sole investment power with respect to 12,736 shares and 3,400 shares issuable upon exercise of warrants and 13,000 shares issuable under options, and shares investment and voting power with his wife with respect to 10,153 shares.

(3) Mr. DeGrange has sole investment and voting power with respect to 16,200 shares and shares investment and voting power with his wife with respect to 6,300 shares. Includes 10,000 shares owned by DeGrange Lumber Company, Inc and 5,000 shares issuable upon exercise of warrants owned by DeGrange Family Partnership.

(4) Mr. Derr has sole investment power with respect to 1,007 shares and 13,000 shares issuable under options and shares investment and voting power with his wife as to 203 shares.

(5) Mr. Hein has sole investment and voting power with respect to 39,050 shares. He is the personal representative for the estate of his deceased wife that controls 12,450 shares.

(6) Mr. McDonald has sole investment power with respect to 20,384 shares and shares investment and voting power with his wife with respect to 22,802 shares.

(7) Mr. Sawhney has sole investment power with respect to 49,650 shares and 8,900 shares issuable upon exercise of warrants and shares investment and voting power with his wife with respect to 25,000 shares.

(8) Mr. Storm has sole investment power with respect to 13,000 shares issuable under options and shares investment and voting power with his wife as to all other shares.

(9) Mr. Warner has sole investment and voting power with respect to 8,554 shares, 9,031 shares issuable upon exercise of warrants and 13,000 shares issuable under options. He shares investment and voting power with wife with respect to 3,021 shares and his mother with respect to 2,650 shares.

Item 12. Certain Relationships and Related Transactions

Warrants

On June 16, 1997, CN Bancorp, Inc. issued and sold to Jan W. Clark, a family general partnership controlled by John E. DeGrange, Sr., Carl L. Hein, Henry L. Hein, Robert P. Musselman, Sr., Shirley S. Palmer, Daljit Singh Sawhney, Creston G. Tate, LeRoy C. Taylor, John G. Warner and K. Patricia Wellford, for $0.01 each, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share purchased by such persons in CN Bancorp, Inc.’s private placement offering in 1996. Each of the these individuals, other than Ms. Palmer, is a current or former director of CN Bancorp, Inc. and/or County National Bank. Ms. Palmer previously was the assistant secretary of CN Bancorp, Inc. and is currently its secretary. Each of these individuals was an organizer of County National Bank. CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares to these persons. The warrants are exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and will expire in March 2006. Warrants representing 20,000 shares were exercised in 2004 and 272,600 in 2005. There are 50,831 shares under warrant outstanding at December 31, 2005 and 22,931 shares are outstanding at February 28, 2006.

Dividend Reinvestment and Stock Purchase Plan

In April 2004, the Board of Directors approved the Company’s Dividend Reinvestment and Stock Purchase Plan (DRIP) which authorizes up to 200,000 shares of common stock for use under the DRIP. Under the DRIP, the shareholder may receive dividends paid on the common stock of the Company that they own in additional shares of common stock of the Company. Shareholders are also allowed to purchase additional shares of common stock on the dividend payment dates up to a maximum value of $5,000. The shares are sold under this plan at the fair market value of the stock on the dividend declaration date. During 2005, 7,176 shares of common stock were issued under the DRIP. During 2004, 5,335 shares of common stock were issued under the DRIP.

Stock Options

In May 2004, the shareholders approved the Company’s Employee Stock Purchase Plan (ESPP) authorizing up to 50,000 shares of common stock for use under the ESPP. Under the ESPP, the Company may award options to employees to purchase common at the purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. During 2004, 2,685 shares were purchased by employees under the ESPP. No shares were granted or sold under the plan during 2005 and there are no outstanding options to purchase common shares at December 31, 2005 under the ESPP.

In April 2004, the Board of Directors approved the Company’s Directors Stock Purchase Plan (DSPP) authorizing up to 50,000 shares of common stock for use under the DSPP. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2005 or 2004 under the DSPP and there are no outstanding options to purchase common shares at December 31, 2005.

In May 2004, the shareholders approved the Company’s Stock Option Plan (SOP) authorizing up to 200,000 shares of common stock for use under SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 6, 2005, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. All of the options’ exercise price is $14.50 per share and the options expire on December 5, 2015. There are a total of 97,500 options to purchase common stock outstanding under the SOP at December 31, 2005.

Lease

We lease space for our administrative offices and for County National Bank’s Glen Burnie branch and Millersville branch from entities controlled by Creston G. Tate, a director of CN Bancorp, Inc. and County National Bank. The terms of the leases are described in Item 2 - “Description of Properties”. We believe that the lease terms are at least as favorable as those that could be obtained from an unrelated third party.

Banking Transactions

Our directors and officers and the business and professional organizations with which they are associated have and will continue to have banking transactions, including deposit accounts, loans and loan participations, with County National Bank in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. Loans to directors and officers must comply with County National Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from considering any such loan application.

In 2003, County National Bank sold loan participations to family members of Gerald V. McDonald, a director of the Company and the Chairman of the Board of County National Bank, on a non-recourse basis. Under these transactions, the family members acquired undivided percentage interests in specific loans held by County National Bank. The participations were sold under the same terms and conditions as loan participations sold to non-related entities. The total loan participation amount outstanding at December 31, 2005 and December 31, 2004 was $673,026 and $744,434, respectively.

Item 13. Exhibits

*3.1	Amended Articles of Incorporation of CN Bancorp, Inc.
*3.2	Amended and Restated Bylaws of CN Bancorp, Inc.
*4.1	Rights of Holders of Common Stock (as contained in the Amended Articles of Incorporation included herein as Exhibit 3.1)
*4.2	Form of Common Stock Certificate
*4.3	Form of Warrant Exercisable for $10.00 per Share
*4.4	Form of Warrant Exercisable for $12.00 per Share
+*10.1	Employment Agreement between County National Bank and Jan W. Clark dated December 19, 1996
+*10.2	Employment Agreement between County National Bank and John G. Warner dated December 19, 1996
*10.7	Ground Lease Agreement dated July 1, 1996 between Tate Dodge, Inc. and County National Bank
*10.8	First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County National Bank
*10.9	Ground Lease Agreement dated September 16, 1996 between Grace Anna Muhl and County National Bank
**10.10	Lease dated January 1, 2003 between Ara A. and Mary Lou Ayanian and County National Bank
+***10.11	Amended and Restated Executive Supplemental Retirement Plan and Consulting
Agreement between County National Bank and Jan W. Clark dated June 18, 2002
+***10.12	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and John G. Warner dated June 18, 2002
+***10.13	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael L. Derr dated June 18, 2002
+***10.14	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael T. Storm dated June 18, 2002
***10.15	Ground Lease Agreement between Tate Veterans Highway, LLC and County National Bank

+@@10.16	CN Bancorp, Inc. Stock Option Plan
+****10.17	Form of Incentive Stock Option Agreement for Stock Option Plan
+@@10.18	CN Bancorp, Inc. Director Stock Purchase Plan
+****10.19	Director Stock Purchase Plan Offer and Acceptance Forms
+****10.20	Letter Agreement between Michael T. Storm and County National Bank dated December 31, 1997
+****10.21	Letter Agreement between Michael L. Derr and County National Bank dated March 20, 2001
+10.22	Terms of Director Cash Compensation
+****10.23(a)	Salary Increases and Bonuses to Executive Officers
+10.23(b)	Salary and Bonus Information for Executive Officers
#10.24	Dividend Reinvestment and Stock Purchase Authorization Form
+##10.25	Unfunded (Director) Deferred Compensation Agreement
+10.26	Executive Supplemental Retirement Plan Agreement between County National Bank and Ralph F. Ebbenhouse
13	2005 Annual Report to Stockholders
++14	Code of Ethics (revised)
*21.1	Subsidiaries of CN Bancorp, Inc.
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) /15d-14(a) Certification - CEO
31.2	Rule 13a-14(a) /15d-14(a) Certification - CFO
32.1	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CEO
32.2	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CFO

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

The exhibit denominated with four asterisks (****) was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.'s 2004 Form 10KSB and amendment thereto

The exhibit denominated with a double "++"was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.’s Form 8-K filed on June 28, 2004.

The exhibit denominated with a triple “@” was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116380).

The exhibit denominated with a triple “@@” was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116359).

The exhibit denominated with a “#” was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.’s Registration Statement on Form S-3, under the Securities Act of 1933, as amended (Registration Number 333-114355).

The exhibit denominated with a double "##"was filed as part of, and is hereby incorporated by reference from, CN Bancorp, Inc.’s Form 8-K filed on December 16, 2004.

The exhibits denominated with a "+" are compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services

The Company engaged Beard Miller Company LLP (Beard Miller) as its independent accountant. All services from Beard Miller were pre-authorized and requested by the Audit Committee of the Company prior to the services being performed. Below is a schedule of fees by related service for Beard Miller during 2005 and 2004.

	2005	2004	Comments

Audit fees	$29,124	$27,500	Audit services and reviews of SEC filings
Audit-Related fees	-	-
Tax fees	3,000	1,700	Preparation of income and related tax returns
All Other fees	-	-
	$32,124	$29,200

The Audit Committee is required to approve all audit and non-audit services, if any, provided by Beard Miller prior to such services being rendered. Non-audit services can only be provided by the Company’s independent accountant to the extent permitted by law. There were no services provided by Beard Miller pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Bancorp, Inc.

Date : February 28, 2006	By: /s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2006:

Name	Position
/s/Jan W. Clark Jan W. Clark	Chairman of the Board of Directors, President, Chief Executive Officer, (Principal Executive Officer)
/s/ Michael T. Storm Michael T. Storm	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John E. DeGrange, Sr John E. DeGrange, Sr.	Vice Chairman of the Board of Directors
/s/ Carl L. Hein, Jr. Carl L. Hein, Jr.	Treasurer and Director
/s/ Creston G. Tate Creston G. Tate	Director
/s/ John G. Warner John G. Warner	Executive Vice President and Director
/s/Gerald V. McDonald Gerald V. McDonald	Director

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