Form 10QSB
period 2006-03-31
CN BANCORP INC
filed 2006-05-01
CIK 1014273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_____________

FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission File Number 333-100460

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ________ to _________
Commission file number _______________________

CN BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	52-1954386
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7401 Ritchie Highway, Glen Burnie 21061
(Address of principal executive offices)

(410) 760-7000
(Issuer’s telephone number)

________________

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
           YES  ___ NO  _X_

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At April 30, 2006, the issuer had 1,721,896 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES  __ NO  _X_

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 (Unaudited) and December 31, 2005

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$3,865,680	$4,214,570
Federal funds sold	11,409,970	11,262,328
Cash and cash equivalents	15,275,650	15,476,898
Interest bearing deposits	2,873,824	2,884,893
Investment securities - available for sale	23,452,782	23,881,126
Investment securities - held to maturity	8,030,774	8,162,452
Other securities	793,800	773,800
Loans receivable, net of allowance for loan losses of $904,000
at March 31, 2006 and $864,000 at December 31, 2005	90,684,042	88,561,597
Premises and equipment, net	3,859,246	3,914,253
Cash surrender value of life insurance	2,624,091	2,600,679
Other assets	1,284,751	1,340,144
Total Assets	$148,878,960	$147,595,842

LIABILITIES

Non-interest bearing deposits	$38,388,932	$37,666,022
Interest bearing deposits	89,360,991	89,418,414
Total deposits	127,749,923	127,084,436

Securities sold under agreements to repurchase	349,700	548,367
Accounts payable and accrued expenses	919,673	866,460
Total Liabilities	129,019,296	128,499,263

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,719,284 shares at March 31, 2006
and 1,664,342 at December 31, 2005	17,192,837	16,643,415
Additional paid in capital	969,391	950,891
Retained earnings	2,003,250	1,781,794
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(305,814)	(279,521)
Total Stockholders’ Equity	19,859,664	19,096,579

Total Liabilities and Stockholders’ Equity	$148,878,960	$147,595,842

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$1,564,530	$1,218,489
Federal funds sold	122,762	59,247
Interest bearing deposits	26,950	23,264
Securities	282,387	298,384
Total interest income	1,996,629	1,599,384
Interest expense:
Certificates of deposit, $100,000 or more	87,864	81,017
Other deposits	487,829	339,183
Repurchase agreements	4,623	4,476
Total interest expense	580,316	424,676

Net interest income	1,416,313	1,174,708

Provision for loan losses	49,080	36,498
Net interest income after provision for loan losses	1,367,233	1,138,210

Non-interest income:
Fees and service charges from depository accounts	230,508	194,933
Gain on sale of foreclosed personal property	25,000	-
Gain on sale of loans	-	35,437
Increase in cash surrender value of life insurance policies	23,412	14,067
Other income	35,950	24,760
Total non-interest income	314,870	269,197

Non-interest expenses:
Compensation and related expenses	625,076	579,892
Occupancy expense	103,189	108,155
Depreciation and amortization	79,097	92,884
Consulting expense	22,620	24,053
Data processes expense	48,617	48,540
Director fees	23,925	24,100
Marketing expense	26,307	15,434
Equipment maintenance costs	33,152	28,670
Electronic funds transfer fees	25,500	27,000
Stationery and office supplies	19,893	24,447
Other non-interest expenses	148,325	137,750
Total non-interest expenses	1,155,701	1,110,925
Income before income taxes	526,402	296,482
Income tax expense	184,597	103,370
NET INCOME	$341,805	$193,112

Basic earnings per share	$.20	$.14
Diluted earnings per share	$.20	$.13
Dividends declared	$.07	$.05

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Net income	$341,805	$193,112

Other comprehensive income (loss):

Change in unrealized gains and
(losses) on securities available for sale	(42,830)	(236,582)
Tax effect	16,537	101,552
Net other comprehensive loss	(26,293)	(135,030)

Total comprehensive income	$315,512	$58,082

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2006 and 2005 (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income March 31, 2005			193,112		193,112

Change in unrealized gains and losses
on securities available for sale, net				(135,030)	(135,030)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	20,919	8,787			29,706

Proceeds from warrant exercises	115,900				115,900

Dividends ($.05 per share)			(69,808)		(69,808)

March 31, 2005	$13,982,471	$926,127	$1,201,306	$(281,169)	$15,828,735

December 31, 2005	$16,643,415	$950,891	$1,781,794	$(279,521)	$19,096,579

Net income March 31, 2006			341,805		341,805

Change in unrealized gains and losses
on securities available for sale, net				(26,293)	(26,293)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	41,112	18,500			59,612

Proceeds from warrant exercises	508,310				508,310

Dividends ($.07 per share)			(120,349)		(120,349)

March 31, 2006	$17,192,837	$969,391	$2,003,250	$(305,814)	$19,859,664

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341,805	$193,112
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	79,097	92,884
Gain on sale of foreclosed personal property	(25,000)	-
Gain on sale of loans	-	(35,437)
Deferred income taxes	(51,019)	(39,988)
Provision for loan losses	49,080	36,498
Increase in cash surrender value of life insurance	(23,412)	(14,067)
Increase in other assets	(17,051)	(27,249)
Increase in other liabilities	99,297	141,863
Amortization of premium/discount and other	(13,079)	8,184
Net cash provided (used) by operating activities	439,718	355,800

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(2,171,525)	(3,026,675)
Decrease in interest bearing deposits	11,069	1,021,946
Investment in securities - available for sale	(2,753,683)	-
Investment in other securities	(20,000)	(35,900)
Principal payments and redemption of securities	3,283,954	437,571
Proceeds from sales of foreclosed personal property	165,000	-
Proceeds from sales of loans	-	1,800,000
Investment in life insurance	-	(1,175,000)
Purchase of property, equipment and leasehold improvements	(24,090)	(13,955)
Net cash used by investing activities	(1,509,275)	(992,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	665,487	6,924,910
Net increase (decrease) in securities sold under agreements to repurchase	(198,667)	1,581,856
Sales of common stock under DRIP	59,612	29,706
Proceeds from stock warrant exercises	508,310	115,900
Dividends paid	(166,433)	(55,283)
Net cash provided by financing activities	868,309	8,597,089

NET INCREASE (DECREASE) IN CASH	(201,248)	7,960,876
Cash at beginning of period	15,476,898	9,868,815
Cash at end of period	$15,275,650	$17,829,691

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$572,624	$422,766
Income taxes paid	$203,500	$65,050

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation.

Note B - Business

The Company was incorporated in January 1996 under the laws of the State of Maryland to serve as a bank holding company and financial holding company and formed County National Bank (the “Bank”) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Bank opened on December 19, 1996. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to government supervision, regulations and control.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2005 and March 31, 2006.

Note E - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalent shares consist of warrants and options, calculated using the treasury stock method.

	Three Months Ended March 31:
	2006	2005
Weighted average shares outstanding	1,686,582	1,394,810
Common stock equivalents	17,086	89,489
Average common shares and equivalents	1,703,668	1,484,299
Net income	$341,805	$193,112
Basic earnings per share	$.20	$.14
Diluted earnings per share	$.20	$.13

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. No shares were purchased under the ESPP in 2005 or 2006 (2,685 shares purchased in 2004 under the plan). There are no outstanding options to purchase common shares at March 31, 2006 under the ESPP.

Under the Company’s Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares have been purchased under the DSPP and there are no outstanding options to purchase common shares at March 31, 2006.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for these options is $14.20 per share and the options expire on December 7, 2014. At March 31, 2006, 46,500 of these options are outstanding. On December 6, 2005, the Company granted immediately vested options to purchase an additional 51,000 shares of its common stock under the plan. The exercise price for the 2005 options is $14.50 per share and the options expire on December 6, 2015. At March 31, 2006, 51,000 of these options are outstanding.

Note G. Mortgage Servicing Rights

In the first quarter of 2005, the Company sold a mortgage loan while retaining servicing rights thereto. The Company has developed appropriate policies and procedures in order to comply with FASB 140 for deferred mortgage servicing rights. Among the factors that the Company considers in evaluating impairment on a periodic basis are the original contract term of the underlying mortgage, the contractual interest rate, the remaining term of the mortgage, current interest rates and management's original and current assumptions as to the anticipated life of the mortgage. There were no such sales during the three months ended March 31, 2006.

Note H. Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP was effective in the first quarter of 2006 for the Company. The adoption of this accounting principle did have a significant impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement was effective for the Company, and the Company has adopted the standard, as of January 1, 2006. This statement requires the recording of compensation costs for stock purchase options awarded, if any, under the ESPP, DSPP and SOP plans. The

Company is not required to award options under any of these plans. There were no options granted under any of these plans during the three months ended March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the “Company”) should be read in conjunction with CN Bancorp, Inc.’s audited consolidated financial statements, including the related footnotes.

Overview

The Company continued a pattern of growth during the three-month period ended March 31, 2006. This growth has resulted in improved operating results as compared to prior periods. Key measurements and events for the three-month period ended March 31, 2006 include the following:

•	Total assets at March 31, 2006 increased by 0.9% to $149 million as compared to $148 million as of December 31, 2005.

•	Net loans outstanding increased by 2.4% from $89 million as of December 31, 2005 to $91 million as of March 31, 2006.

•	Deposits at March 31, 2006 were $128 million, an increase of $0.7 million or 0.5% from December 31, 2005.

•	The Company realized net income of $341,805 for the three-month period ended March 31, 2006. This compares to net income of $193,112 for the three-month period ended March 31, 2005.

•
Net interest income, the Company’s main source of income, was $1.4 million during the three-month period ended March 31, 2006 compared to $1.2 million for the same period in 2005. This represents an increase of 20.6% for the three-months ended March 31, 2006 as compared to the same period in 2005.

•	Non-interest income increased by $45,673 or 17.0%, for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005.

•	Non-interest expenses increased by $44,776 or 4.0%, for the three-month period ended March 31, 2006, as compared to the same period in 2005.

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

The most significant accounting policies followed by CN Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in Exhibit 13 to its Annual Report on Form

10-KSB for the year ended December 31, 2005. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

FINANCIAL CONDITION

Assets increased $1,283,118 (0.9%) to $148,878,960 at March 31, 2006 from $147,595,842 at December 31, 2005. The increase in loans comprised the majority of the increase in total assets. The increase in assets was funded primarily by the reduction in investment securities of $540,022 (1.7%) and the increase in liabilities of $520,033 (0.4%) during the first three months of 2006. The increase in liabilities was primarily attributable to the increase in deposits.

The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $2,122,445 (2.4%) to $90,684,042 at March 31, 2006 from $88,561,597 at December 31, 2005. This increase was primarily attributable to the increase in construction loans. Loans receivable, net, comprised 60.9% of total assets ($148,878,960) at March 31, 2006 and 60.0% of total assets ($147,595,842) as of December 31, 2005.

The allowance for loan losses was $904,000 (0.99% of loans) at March 31, 2006 and $864,000 (0.97% of loans) at December 31, 2005. At March 31, 2006 non-accrual loans totaled $90,140 and were comprised of three commercial loans: a $49,667 loan secured by real estate, a $34,473 loan secured by personal property and a $6,000 unsecured loan. Specific loss reserves of $29,783 have been established for these loans at March 31, 2006. Non-accrual loans at December 31, 2005 of $62,332 were comprised of a $49,667 commercial loan secured by real estate and a $12,665 unsecured commercial loan. There were no loans past due ninety days and still accruing interest at March 31, 2006 or December 31, 2005.

Loans receivable, net is comprised of the following:
	March 31,	December 31,
	2006	2005
Real estate -construction	$7,129,329	$4,329,827
Residential real estate	27,975,498	29,306,514
Commercial real estate	29,229,142	29,420,805
Commercial-other	21,719,451	22,366,771
Installment and other	5,520,004	3,948,754
	91,573,424	89,372,671
Unearned loan fees and costs, net	14,618	52,926
Allowance for loan losses	(904,000)	(864,000)
	$90,684,042	$88,561,597

The securities portfolio at March 31, 2006 amounted to $32,277,356, a decrease of $540,022, or 1.7% from the amount at December 31, 2005. Available for sale investment securities decreased to $23,452,782 at March 31, 2006 from $23,881,126 at December 31, 2005. Held to maturity securities decreased to $8,030,774 at March 31, 2006 from $8,162,452 at December 31, 2005. The carrying value of available for sale securities includes net unrealized losses of $498,150 at March 31, 2006 (reflected as unrealized loss of $305,814 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $455,320 ($279,521 after deferred taxes) as of December 31, 2005.

Deposits are the major source of funds for lending and investment activities. Deposits increased $665,487 (0.5%) to $127,749,923 at March 31, 2006 from $127,084,436 at December 31, 2005. Non-interest bearing deposits increased $722,910 or 1.9%, savings deposits decreased $3,476,636 or 8.6%, interest bearing demand deposits increased $2,618,386 or 17.0% and certificates of deposit increased $800,827 or 2.4% during the three months ended March 31, 2006. The decline in savings deposits during 2006 was primarily the result of one customer’s withdrawal of approximately $4 million. Certificates of deposit in amounts of $100,000 and over totaled $11,283,437 at March 31, 2006 and $11,509,162 at December 31, 2005. Interest bearing deposits include funds held in title company escrow accounts awaiting disbursement and thus can increase and increase daily.

Deposits are comprised of the following:

	March 31,	December 31,
	2006	2005

Non-interest bearing deposits	$38,388,932	$37,666,022
Savings deposits	37,024,097	40,500,733
Interest bearing demand deposits	18,019,452	15,401,066
Certificates of deposit	34,317,442	33,516,615
	$127,749,923	$127,084,436

Total stockholders’ equity was $19,859,664 at March 31, 2006 representing an increase of $763,085 from December 31, 2005. The increase from December 31, 2005 was attributable to earnings of $341,805 and proceeds from the issuance of common stock from the exercise of warrants of $508,310, proceeds from the dividend re-investment program of $59,612 less an increase in unrealized losses on available for sale investment securities, net of taxes, of $26,293 and dividends declared of $120,349 ($0.07 per share).

RESULTS OF OPERATIONS

Net income

Net income for the three months ended March 31, 2006 was $341,805 or $.20 per share ($.20 per share fully diluted), an increase of $148,693, or 77.0%, from $193,112 or $.14 per share ($.13 per share fully diluted) during the three months ended March 31, 2005. Net income increased during the first quarter of 2006 as compared to the first quarter of 2005 because of the higher interest rate environment during 2006 as well as more interest earning assets during the first quarter of 2006 than the first quarter of 2005.

Net Interest Income and Net Interest Margin

Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities. CN Bancorp, Inc.’s principal interest earning assets are loans to businesses and individuals. Interest-bearing liabilities consist primarily of savings accounts, money market accounts and certificates of deposit. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets.

Total interest income increased by $397,245 or 24.8% to $1,996,629 for the three months ended March 31, 2006 as compared to $1,599,384 for the first three months of 2005. This increase in interest income was attributable to the increase in yields on earning assets during 2006 as well as the increase in average interest earning assets. Recent increases in market interest rates have resulted in higher yields on loans and overnight investments. Average interest earning assets increased by approximately $6,614,000 or 5.1% to $137,084,000 in the first three months of 2006 as compared to $130,470,000 in the first three months of 2005, and the yield on the interest earning assets increased to 5.82% in the first three months of 2006 from 4.90% in the first three months of 2005. Average earning assets increased because of funds received from increases in deposits and additional capital obtained through the exercise of stock warrants during the last quarter of 2005 and the first quarter of 2006.

Interest expense increased by $155,640 or 36.7% to $580,316 for the three months ended March 31, 2006 as compared to $424,676 during the first three months of 2005. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon changes in federal fund and three-month treasury bill rates, partially offset by a decrease in interest bearing liabilities. Average interest bearing liabilities decreased by approximately $740,000 or 0.8% to $91,024,000 in the three months ended March 31, 2006 as compared to $91,764,000 in the three months ended March 31, 2005, while the cost of the interest bearing funds increased to 2.55% in the first three months of 2006 from 1.85% in the first three months of 2005.

Net interest income increased by $241,605 or 20.6% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Net interest income increased because of the increase in interest earning assets and the increase in the market interest rates. The increase in net interest income resulted from increases in interest income during this period of rising interest rates exceeding the increase in interest expense from interest bearing deposits. The net interest spread increased from 3.05% in 2005 to 3.28% in 2006. The net interest margin was 4.13% and 3.60% in the three months ended March 31, 2006 and March 31, 2005, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the three months ended March 31, 2006 and 2005:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Three Months Ended March 31,
(in thousands)	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$11,246	$123	4.37%	$9,600	$59	2.49%
Interest bearing deposits	2,889	27	3.74%	4,067	23	2.26%
Investment securities	32,888	282	3.43%	37,306	298	3.20%

Loans receivable	90,947	1,564	6.88%	80,313	1,219	6.07%
Allowance for loan losses	(886)	-	-	(816)	-	-
	90,061	1,564	6.95%	79,497	1,219	6.13%
Total Interest Earning Assets	137,084	1,996	5.82%	130,470	1,599	4.90%
Non-interest Earning Assets	11,241			9,879
Total Assets	$148,325			$140,349

Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$17,073	$35	0.82%	$13,358	$15	0.45%
Savings accounts	38,232	256	2.68%	39,709	166	1.67%
Time deposits	34,220	284	3.32%	36,277	239	2.64%
Securities sold under agreements
to repurchase	1,499	5	1.33%	2,420	4.66%
Total Interest Bearing Liabilities	91,024	580	2.55%	91,764	424	1.85%
Non-interest Bearing Liabilities:
Demand deposits	36,712			32,335
Other	1,118			482
Total Liabilities	128,854			124,581
Stockholders' Equity	19,471			15,768
Total Liabilities and Equity	$148,325			$140,349
Net Interest Income		$1,416			$1,175

Net Interest Spread			3.28%			3.05%
Net Interest Margin			4.13%			3.60%
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities	150.60%			142.18%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first three months of 2006 versus the first three months of 2005. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2006 vs. 2005
	Increase (Decrease)
	Volume	Rate	Total

Interest-Earning Assets:
Federal funds sold and interest bearing
deposits with banks	$3,422	$63,779	$67,201
Securities	(36,540)	20,543	(15,997)
Loans receivable	161,637	184,404	346,041
Net Change in Interest Income	128,519	268,726	397,245

Interest Bearing Liabilities:
Interest bearing deposits	5,603	149,890	155,493
Securities sold under agreements
to repurchase	(1,703)	1,850	147
Net Change in Interest Expense	3,900	151,740	155,640

Change in Net Interest Income	$124,619	$116,986	$241,605

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At March 31, 2006, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - 1.2% to 1.8%; commercial loans - 0.9% to 1.7%; and mortgage loans - 0.3% to 0.7%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2006, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $49,080 during the three months ended March 31, 2006 as compared to $36,498 for the three months ended March 31, 2005.

The allowance for loan losses represents 0.99% and 0.97% of loans receivable at March 31, 2006 and December 31, 2005, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below summarizes CN Bancorp, Inc.’s loan loss experience for the three months ended March 31, 2006 and March 31, 2005 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percentage of the total loan portfolio.

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
(in thousands)
Allowance for loan losses:
Beginning balance	$864,000	$800,000
Charge-offs:
Commercial loans	(6,665)	-
Consumer loans	(5,618)	(13,480)
	(12,283)	(13,480)
Recoveries:
Commercial loans	-	1,792
Consumer loans	3,203	7,190
	3,203	8,982
Net charge-offs	(9,080)	(4,498)
Provision for loan losses	49,080	36,498
Ending balance	$904,000	$832,000
Ratios:
Net charge-offs to average loans	0.01%	0.01%
Net charge-offs to provision for loan losses	18.50%	12.32%
Allowance for loan losses to loans receivable	0.99%	0.97%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $45,673 or 17.0%, to $314,870 for the three months ended March 31, 2006 as compared to $269,197 for the three months ended March 31, 2005. This increase was primarily attributable to increased service fees on depository accounts of $35,575 or 18.3%. Also, contributing to the increase in non-interest income was a $25,000 gain on the sale of foreclosed personal property and the increase in earnings on owned life insurance policies of $9,345 or 66.4% resulting from the higher interest rate environment during 2006 and additional investment in life insurance policies. These increases were partially offset by the lack of any gain on sales of loans during the three months ended March 31, 2006, compared to a gain on sale of loans of $35,437 during the three months ended March 31, 2005. The sale of loans is not a usual activity for the Company.

Non-interest Expense

Non-interest expense was $1,155,701 during the three months ended March 31, 2006 representing an increase of $44,776 or 4.0%, as compared to $1,110,925 during the three months ended March 31, 2005. Compensation and benefits increased $45,184 (7.8%) because of normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Marketing expenses increased $10,873 (70.5%) reflecting increased marketing activity. Stationery and supplies expenses declined in 2006 by $4,554 (18.6%) because of cost control efforts during the first quarter of 2006. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $184,597 (35.1% of pre-tax income) for the three months ended March 31, 2006 as compared to $103,370 (34.9% of pre-tax income) for the three months ended March 31, 2005. The proportion of interest income exempt from state income taxes to total taxable income during the quarter has declined resulting in an increase in the Company’s effective total income tax rate.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally consists of cash and amounts due from banks and federal funds sold, totaled $15,275,650 at March 31, 2006 compared to $15,476,898 at December 31, 2005. Additional sources of asset liquidity include interest bearing deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $23,452,782 and $23,881,126 as of March 31, 2006 and December 31, 2005, respectively. However, because most of these securities were in an unrealized loss position at March 31, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity as of March 31, 2006.

Potential liability liquidity sources include our ability to attract additional deposits at competitive interest rates. In addition, CN Bancorp, Inc. has established a $1.5 million unsecured fed funds borrowing facility and a $15 million secured borrowing facility with a correspondent commercial bank as a reliable source for short-term funds. Borrowings under the secured facility would be collateralized by securities in the investment portfolio. CN Bancorp, Inc. has never borrowed funds under this facility.

Management believes that CN Bancorp, Inc. has sufficient liquidity to meet its needs. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit and therefore are generally not a source of liquidity needs. Management is not aware of any demands, trends, commitments, or events that would result in CN Bancorp, Inc.’s inability to meet anticipated or unexpected liquidity needs.

CN Bancorp, Inc. is a single bank holding company with investments in loan participations acquired from County National Bank as well as its investment in County National Bank. It also maintains funds in a banking account. CN Bancorp, Inc. pays its expenses from earning on loan participations, its own cash and from dividends from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at March 31, 2006 total $1,926,017 ($1,960,855 at December 31, 2005).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $16,299,793 at March 31, 2006 ($14,822,411 at December 31, 2005). We believe that we have adequate resources to fund all loan commitments.

County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2005 were as follows:

Year Ending
December 31,
2006	$226,560
2007	212,862
2008	173,998
2009	147,528
2010	147,528
2011	61,470

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

			Minimum Ratios
	March 31, 2006	December 31, 2005	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	21.3%	20.8%	8.0%	N/A
Bank	13.8%	13.6%	8.0%	10.0%
Tier I:
Company	20.4%	19.9%	4.0%	N/A
Bank	12.8%	12.7%	4.0%	6.0%
Leverage Total:
Company	13.3%	12.9%	4.0%	N/A
Bank	8.2%	8.0%	4.0%	5.0%

At March 31, 2006 and December 31, 2005, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements, which are subject to risks and uncertainties. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “anticipates” or similar terminology. These forward-looking statements may include, among others: statements of goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses and market risk; and statements of the ability to achieve financial and other goals.

Our forward-looking statements are based on information available to us today, and we will not update these statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates, market behavior and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company’s actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13d-15 under the Securities Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 1997, the Company sold to a group of individuals who were organizers of County National Bank, for $.01 per share, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share of common stock purchased by such persons in CN Bancorp, Inc.’s private placement offering in 1996. As a result, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock to these persons. The warrants were exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998 and expired in March 2006. Warrants representing 50,831 shares were exercised during the first quarter of 2006 for $508,310. All the proceeds from the exercise of these warrants ($508,310 in 2006, $2,726,000 in 2005 and $200,000 in 2004) were used for general corporate purposes. All the warrants were exercised prior to the expiration date.

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

There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first three months of 2006.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

The Company has amended its Dividend Reinvestment and Stock Purchase Plan (“Plan”) to change the method of determining the offering price of its common stock under the Plan. Pursuant to the amendment, “Fair Market Value” of the Company’s common stock will be determined by the weighted average price per share of all transactions in the common stock on the Over the Counter Bulletin Board (the “OTCBB”) for the three months prior to the month that a dividend on common stock is declared. Prior to the amendment, Fair Market Value was defined as the average of the best bid and best ask price as reported on the OTCBB on the dividend declaration date. In addition, the amendment also provides that the Company, as administrator of the Plan, can use alternate methods to determine Fair Market Value if, in its opinion, the prescribed method does not result in a reasonable stock value. The Company believes that this change will better reflect the fair market value of its common stock. For more information on the Plan, please refer to the Company’s Registration Statement on Form S-3 with respect to the Plan, filed with the Securities and Exchange Commission on April 9, 2004.

Item 6.  Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Bancorp, Inc.

Date : May 1, 2006	By: /s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date : May 1, 2006	By: /s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer