Form 10QSB
period 2006-06-30
CN BANCORP INC
filed 2006-07-27
CIK 1014273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 Commission File Number 333-100460

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
           YES  ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 25, 2006, the issuer had 1,724,031 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 (Unaudited) and December 31, 2005

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$3,531,724	$4,214,570
Federal funds sold	9,278,404	11,262,328
Cash and cash equivalents	12,810,128	15,476,898
Interest bearing deposits	882,147	2,884,893
Investment securities - available for sale	22,303,320	23,881,126
Investment securities - held to maturity	9,134,449	8,162,452
Other securities	793,800	773,800
Loans receivable, net of allowance for loan losses of $953,000 at June 30, 2006 and $864,000 at December 31, 2005	94,156,384	88,561,597
Premises and equipment, net	3,812,796	3,914,253
Cash surrender value of life insurance	2,649,248	2,600,679
Other assets	1,301,067	1,340,144
Total Assets	$147,843,339	$147,595,842

LIABILITIES

Non-interest bearing deposits	$38,171,696	$37,666,022
Interest bearing deposits	88,336,519	89,418,414
Total deposits	126,508,215	127,084,436

Securities sold under agreements to repurchase	280,113	548,367
Accounts payable and accrued expenses	912,710	866,460
Total Liabilities	127,701,038	128,499,263

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,721,896 shares at June 30, 2006 and 1,664,342 at December 31, 2005	17,218,961	16,643,415
Additional paid-in capital	983,184	950,891
Retained earnings	2,256,559	1,781,794
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(316,403)	(279,521)
Total Stockholders’ Equity	20,142,301	19,096,579

Total Liabilities and Stockholders’ Equity	$147,843,339	$147,595,842

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months ended June 30, 2006 and 2005 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$3,257,421	$2,536,754	$1,692,891	$1,318,265
Federal funds sold	279,245	148,011	156,483	88,764
Interest bearing deposits	51,746	46,119	24,796	22,855
Securities	574,944	584,962	292,557	286,578
Total interest income	4,163,356	3,315,846	2,166,727	1,716,462
Interest expense:
Deposits	1,225,061	875,121	649,368	454,921
Repurchase agreements	5,688	7,967	1,065	3,491
Total interest expense	1,230,749	883,088	650,433	458,412

Net interest income	2,932,607	2,432,758	1,516,294	1,258,050

Provision for loan losses	101,925	77,349	52,845	40,851
Net interest income after provision for loan losses	2,830,682	2,355,409	1,463,449	1,217,199

Non-interest income:
Fees and service charges from depository accounts	483,234	417,032	252,726	222,099
Gain on sale of foreclosed personal property	25,000	-	-	-
Gain on sale of loans	-	35,437	-	-
Increase in cash surrender value of life insurance policies	48,569	38,607	25,157	24,540
Other income	65,522	60,516	29,572	35,756
Total non-interest income	622,325	551,592	307,455	282,395

Non-interest expenses:
Compensation and related expenses	1,278,058	1,177,959	652,982	598,067
Occupancy expense	212,696	210,557	109,507	102,402
Depreciation and amortization	156,689	181,101	77,592	88,217
Consulting expense	44,993	50,334	22,373	26,281
Data processes expense	95,961	96,515	47,344	47,975
Director fees	46,590	48,150	22,665	24,050
Marketing expense	49,432	27,884	23,125	12,450
Equipment maintenance costs	67,199	59,214	34,047	30,544
Electronic funds transfer fees	47,560	52,250	22,060	25,250
Stationery and office supplies	36,876	43,507	16,983	19,060
Other operating expenses	317,195	281,227	168,870	143,477
Total non-interest expenses	2,353,249	2,228,698	1,197,548	1,117,773
Income before income taxes	1,099,758	678,303	573,356	381,821
Income tax expense	384,111	231,892	199,514	128,522
NET INCOME	$715,647	$446,411	$373,842	$253,299

Basic earnings per share	$.42	$.32	$.22	$.18
Diluted earnings per share	$.42	$.30	$.22	$.17
Dividends declared	$.14	$.10	$.07	$.05

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six and Three Months ended June 30, 2006 and 2005 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net income	$715,647	$446,411	$373,842	$253,299

Change in unrealized gains and
(losses) on securities available for sale	(60,079)	(39,180)	(17,249)	197,402
Tax effect	23,197	25,335	6,660	(76,217)
Other comprehensive income (loss)	(36,882)	(13,845)	(10,589)	121,185

Total comprehensive income	$678,765	$432,566	$363,253	$374,484

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2006 and 2005 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income June 30, 2005			446,411		446,411

Change in unrealized gains and losses on securities available for sale, net				(13,845)	(13,845)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	43,572	18,074			61,646

Proceeds from warrant exercises	486,800				486,800

Dividends ($.10 per share)			(141,793)		(141,793)
Balance at June 30, 2005	$14,376,024	$935,414	$1,382,620	$(159,984)	$16,534,074

December 31, 2005	$16,643,415	$950,891	$1,781,794	$(279,521)	$19,096,579

Net income June 30, 2006			715,647		715,647

Change in unrealized gains and losses on securities available for sale, net				(36,882)	(36,882)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	67,236	32,293			99,529

Proceeds from warrant exercises	508,310				508,310

Dividends ($.14 per share)			(240,882)		(240,882)
Balance at June 30, 2006	$17,218,961	$983,184	$2,256,559	$(316,403)	$20,142,301

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2006 and 2005
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$715,647	$446,411

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	156,689	181,101
Gain on sale of foreclosed personal property	(25,000)	-
Gain on sale of loans	-	(35,437)
Deferred income taxes	(103,063)	(57,317)
Provision for loan losses	101,925	77,349
Increase in cash surrender value of life insurance	(48,569)	(38,607)
Decrease (increase) in other assets	25,337	(15,957)
Increase in other liabilities	92,151	149,034
Amortization of premium/discount and other	(30,104)	20,240
Net cash provided by operating activities	885,013	726,817

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(5,696,712)	(7,105,737)
Decrease in interest bearing deposits	2,002,746	1,519,455
Investment in securities - available for sale	(2,753,683)	-
Investment in securities - held to maturity	(1,311,940)	-
Investment in other securities	(20,000)	(35,900)
Principal payments and redemption of securities	4,641,457	2,056,689
Proceeds from sales of foreclosed personal property	165,000	-
Proceeds from sales of loans	-	1,800,000
Investment in life insurance	-	(1,175,000)
Purchase of property, equipment and leasehold improvements	(55,232)	(31,962)
Net cash used by investing activities	(3,028,364)	(2,972,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits including interest credited	(576,221)	7,895,590
Net increase (decrease) in securities sold under agreements to repurchase	(268,254)	1,176,549
Sales of common stock under DRIP	99,529	61,646
Proceeds from stock warrant exercises	508,310	486,800
Dividends paid	(286,783)	(125,296)
Net cash provided (used) by financing activities	(523,419)	9,495,289

NET INCREASE (DECREASE) IN CASH	(2,666,770)	7,249,651
Cash at beginning of period	15,476,898	9,868,815
Cash at end of period	$12,810,128	$17,118,466

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,221,093	$881,755
Income taxes paid	$556,500	$280,154

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation.

Note B – Business

The Company was incorporated in January 1996 under the laws of the State of Maryland to serve as a bank holding company and financial holding company and formed County National Bank (the Bank) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Bank opened on December 19, 1996. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to government supervision, regulations and control.

The Bank’s primary business activity is the solicitation and acceptance of deposits from within its market area and the use of such funds in loans and investments. The Bank is subject to competition from other financial institutions and financial service companies.

Note C – Cash and Cash Equivalents

Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks and the Federal Reserve and Federal funds sold.

Note D – Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2005 and June 30, 2006.

Note E – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalent shares consist of warrants and stock options, calculated using the treasury stock method.

	Six Months Ended June 30:		Three Months Ended June 30:
	2006	2005	2006	2005
Weighted average shares outstanding	1,704,120	1,409,187	1,721,465	1,423,406
Common stock equivalents	13,010	101,968	12,198	97,602
Average common shares and equivalents	1,717,130	1,511,155	1,733,663	1,521,008
Net income	$715,647	$446,411	$373,842	$253,299
Basic earnings per share	$.42	$.32	$.22	$.18
Diluted earnings per share	$.42	$.30	$.22	$.17

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. No shares were purchased under the ESPP in 2005 or 2006 (2,685 shares purchased in 2004 under the plan). There are no outstanding options to purchase common shares at June 30, 2006 under the ESPP.

Under the Company’s Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares have been purchased under the DSPP and there are no outstanding options to purchase common shares at June 30, 2006.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for these options is $14.20 per share and the options expire on December 7, 2014. At June 30, 2006, 46,500 of these options are outstanding. On December 6, 2005, the Company granted immediately vested options to purchase an additional 51,000 shares of its common stock under the plan. The exercise price for the 2005 options is $14.50 per share and the options expire on December 6, 2015. At June 30, 2006, 51,000 of these options are outstanding.

Note G. Mortgage Servicing Rights

In the first quarter of 2005, the Company sold a mortgage loan while retaining servicing rights thereto. The Company has developed appropriate policies and procedures in order to comply with FASB 140 for deferred mortgage servicing rights. Among the factors that the Company considers in evaluating impairment on a periodic basis are the original contract term of the underlying mortgage, the contractual interest rate, the remaining term of the mortgage, current interest rates and management's original and current assumptions as to the anticipated life of the mortgage. There were no such sales during the six or three months ended June 30, 2006.

Note H. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment. Statement No. 123(R) revised Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement was effective for the Company, and the Company has adopted the standard, as of January 1, 2006. This statement requires the recording of compensation costs for stock purchase options awarded, if any, under the ESPP, DSPP and SOP plans. The Company is not required to award options under any of these plans. There were no options granted under any of these plans during the six or three months ended June 30, 2006.

In February 2006, the FASB published FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No.155” or the “Statement”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB published FASB Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No.156” or the “Statement”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the Company) should be read in conjunction with CN Bancorp, Inc.’s consolidated financial statements, including the related footnotes, appearing in Part I of this report.

Overview

The Company continued its efforts to increase investments in loans during 2006 to better utilize its resources and leverage new capital obtained from the exercise of warrants during the last quarter of 2005 and first quarter of 2006. Loans increased by 6.3% during the first half of 2006. The recent increases in market interest rates have resulted in increases in the Company’s interest margins and net interest income.

The Company plans to change its internet banking and bill paying programs during the third quarter of 2006 with changes in vendors. The new programs will offer additional features, allow for development of future features and generally upgrade the quality of the internet banking services provided to customers. Along with these changes, the Company anticipates strengthening the security of its internet banking offerings through stronger access controls for better protection of customers’ information and internet activity.

The Company continued a pattern of improved operating results as compared to prior periods for the six months ended June 30, 2006. Key measurements and events for the period include the following:

•	Total assets at June 30, 2006 increased by 0.2% to $147.8 million as compared to $147.6 million as of December 31, 2005.

•	Net loans outstanding increased by 6.3% from $89 million as of December 31, 2005 to $94 million as of June 30, 2006.

•	Deposits at June 30, 2006 were $126.5 million, a decrease of $.6 million or 0.5% from December 31, 2005.

•	The Company’s net income increased to $715,647, or 60.3%, for the six month period ended June 30, 2006 as compared to net income of $446,411 for the six month period ended June 30, 2005.

•
Net interest income, the Company’s main source of income, was $2.9 million during the six month period ended June 30, 2006 compared to $2.4 million for the same period in 2005. This represents an increase of 20.6% for the six months ended June 30, 2006 as compared to the same period in 2005.

•	Non-interest income increased by $70,733 or 12.8%, for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005.

•	Non-interest expenses increased by $124,551 or 5.6%, for the six month period ended June 30, 2006, as compared to the same period in 2005.

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

FINANCIAL CONDITION

Assets increased $247,497 (0.2%) to $147,843,339 at June 30, 2006 from $147,595,842 at December 31, 2005. Increases in loans were generally funded by the use of federal funds, interest bearing deposits and proceeds from the exercise of stockholders’ warrants during the first quarter of 2006. The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $5,594,787 (6.3%) to $94,156,384 at June 30, 2006 from $88,561,597 at December 31, 2005. This increase was primarily attributable to the increase in commercial loans and real estate construction loans. Loans receivable, net, comprised 63.7% of total assets ($147,843,339) at June 30, 2006 and 60.0% of total assets ($147,595,842) as of December 31, 2005.

The allowance for loan losses was $953,000 (1.0% of loans) at June 30, 2006 and $864,000 (0.97% of loans) at December 31, 2005. At June 30, 2006 non-accrual loans totaled $40,473 and were comprised of two commercial loans: a $34,473 loan secured by personal property and a $6,000 unsecured loan. Specific loss reserves of $23,575 have been established for these loans at June 30, 2006. Non-accrual loans at December 31, 2005 of $62,332 were comprised of a $49,667 commercial loan secured by real estate and a $12,665 unsecured commercial loan. There were no loans past due ninety days and still accruing interest at June 30, 2006 or December 31, 2005.

Loans receivable, net is comprised of the following:

	June 30,	December 31,
	2006	2005
Real estate –construction	$8,039,863	$4,329,827
Residential real estate	27,701,898	29,306,514
Commercial real estate	31,465,169	29,420,805
Commercial-other	24,334,784	22,366,771
Installment and other	3,563,292	3,948,754
	95,105,006	89,372,671
Unearned loan fees and costs, net	4,378	52,926
Allowance for loan losses	(953,000)	(864,000)
	$94,156,384	$88,561,597

The securities portfolio at June 30, 2006 amounted to $32,231,569, a decrease of $585,809, or 1.8% from the amount at December 31, 2005. Available for sale investment securities decreased by $1,577,806 to $22,303,320 at June 30, 2006 from $23,881,126 at December 31, 2005. Held to maturity securities increased by $971,997 to $9,134,449 at June 30, 2006 from $8,162,452 at December 31, 2005 reflecting the acquisition on municipal bonds during the second quarter of 2006 classified as held to maturity. The carrying value of available for sale securities includes a net unrealized loss of $515,399 at June 30, 2006 (reflected as unrealized loss of $316,403 in stockholders’ equity after deferred taxes) as compared to a net unrealized loss of $455,320 ($279,521 after deferred taxes) as of December 31, 2005. Management believes that none of the unrealized losses are “other than temporary”.

Interest bearing deposits declined to $882,147 at June 30, 2006 from $2,884,893 at December 31, 2005 because investments in certificates of deposit matured and were not replaced with other certificates. Additionally, some funds were withdrawn from interest bearing accounts, and not replaced as of June 30, 2006, for liquidity management purposes.

Deposits are the major source of funds for lending and investment activities. Deposits decreased $576,221 (0.5%) to $126,508,215 at June 30, 2006 from $127,084,436 at December 31, 2005. Non-interest bearing deposits increased $505,674 or 1.3%, interest bearing demand deposits increased $925,440 or 6.0%, certificates of deposit increased $2,437,921 or 7.3% and savings deposits decreased $4,445,256 or 11.0% during the six months ended June 30, 2006. Certificates of deposit in amounts of $100,000 and over totaled $13,110,149 at June 30, 2006 and $11,509,162 at December 31, 2005. Approximately $4.0 million of the decrease in savings deposits was attributable to one customer’s withdrawal of funds for alternative investment.

Deposits are comprised of the following:

	June 30,	December 31,
	2006	2005

Non-interest bearing deposits	$38,171,696	$37,666,022
Savings deposits	36,055,477	40,500,733
Interest bearing demand deposits	16,326,506	15,401,066
Certificates of deposit	35,954,536	33,516,615
	$126,508,215	$127,084,436

Total stockholders’ equity was $20,142,301 at June 30, 2006 representing an increase of $1,045,722 from December 31, 2005. The increase from December 31, 2005 was attributable to earnings of $715,647 and proceeds from the issuance of common stock from the exercise of warrants and dividend re-investments of $607,839 less an increase in unrealized losses on available for sale investment securities, net of taxes, of $36,882 and dividends declared of $240,882 ($0.14 per share).

RESULTS OF OPERATIONS

 Six Months Ended June 30, 2006 and 2005

Net income

Net income for the six months ended June 30, 2006 was $715,647 or $.42 per share (basic and diluted), an increase of $269,236, or 60.3%, from $446,411 or $.32 per share ($.30 per share diluted) during the six months ended June 30, 2005. Net income increased during the first half of 2006 as compared to the first half of 2005 because of the higher interest rate environment during 2006 as well as more earning assets during the first half of 2006 than the first half of 2005.

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

Total interest income increased by $847,510 or 25.6% to $4,163,356 for the six months ended June 30, 2006 as compared to $3,315,846 for the first six months of 2005. This increase in interest income was attributable to the increase in yields on earning assets during 2006 as well as the increase in average interest earning assets. Recent increases in market interest rates have resulted in higher yields on loans, securities and other investments. Average interest earning assets increased by approximately $7,260,000 or 5.5% to $139,498,000 in the first six months of 2006 as compared to $132,238,000 in the first six months of 2005, and the yield on the interest earning assets increased to 5.97% in the first six months of 2006 from 5.02% in the first six months of 2005.

Interest expense increased by $347,661 or 39.4% to $1,230,749 for the six months ended June 30, 2006 as compared to $883,088 during the first six months of 2005. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon the short term market interest rates. Average interest bearing liabilities increased by approximately $162,000 or 0.2% to $91,854,000 in the six months ended June 30, 2006 as compared to $91,692,000 in the six months ended June 30, 2005, and the cost of the interest bearing funds increased to 2.68% in the first six months of 2006 from 1.93% in the first six months of 2005.

Net interest income increased by $499,849 or 20.6% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Net interest income increased because of the increase in interest earning assets and the increase in the market interest rates, in particular, because increases in interest income during this period of rising interest rates exceeded the increase in interest expense from interest bearing deposits. The net interest spread increased to 3.29% in 2006 from 3.09% in 2005. The net interest margin was 4.21% and 3.68% in the six months ended June 30, 2006 and June 30, 2005, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the six months ended June 30, 2006 and 2005:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Six Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$12,078	$279	4.62%	$10,757	$148	2.75%
Interest bearing deposits	2,614	52	3.98%	3,692	46	2.48%
Investment securities	33,377	575	3.45%	36,999	585	3.16%

Loans receivable	92,336	3,257	7.05%	81,621	2,537	6.22%
Allowance for loan losses	(907)	-	-	(831)	-	-
	91,429	3,257	7.12%	80,790	2,537	6.28%
Total Interest Earning Assets	139,498	4,163	5.97%	132,238	3,316	5.02%
Non-interest Earning Assets	10,756			10,861
Total Assets	$150,254			$143,099

Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$17,786	$74	0.83%	$13,979	$36	0.52%
Savings accounts	38,372	548	2.86%	40,011	352	1.76%
Time deposits	34,779	602	3.46%	35,560	487	2.74%
Securities sold under agreements to repurchase	917	6	1.31%	2,142	8.75%
Total Interest Bearing Liabilities	91,854	1,230	2.68%	91,692	883	1.93%
Non-interest Bearing Liabilities:
Demand deposits	37,798			34,896
Other	859			524
Total Liabilities	130,511			127,112
Stockholders' Equity	19,743			15,987
Total Liabilities and Equity	$150,254			$143,099
Net Interest Income		$2,933			$2,433

Net Interest Spread			3.29%			3.09%
Net Interest Margin			4.21%			3.68%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	151.87%			144.22%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first six months of 2006 versus the first six months of 2005. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2006 vs. 2005
	Increase (Decrease)
	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold and interest bearing deposits in banks	$4,715	$132,146	$136,861
Securities	(61,760)	51,742	(10,018)
Loans receivable	335,200	385,467	720,667
Net Change in Interest Income	278,155	569,355	847,510

	2006 vs. 2005
	Increase (Decrease)
Continued	Volume	Rate	Total
Interest Bearing Liabilities:
Interest bearing deposits	(938)	350,878	349,940
Securities sold under agreements to repurchase	(4,555)	2,276	(2,279)
Net Change in Interest Expense	(5,493)	353,154	347,661

Change in Net Interest Income	$283,648	$216,201	$499,849

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At June 30, 2006, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - 1.3% to 1.9%; commercial loans - 0.9% to 1.7%; and mortgage loans - 0.3% to 0.8%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2006, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $101,925 during the six months ended June 30, 2006 as compared to $77,349 for the six months ended June 30, 2005 reflecting increases in loan amounts and the composition of the loan portfolio including increased construction loans.

The allowance for loan losses represents 1.00% and 0.97% of loans receivable at June 30, 2006 and December 31, 2005, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below summarizes CN Bancorp, Inc.’s loan loss experience for the six months ended June 30, 2006 and June 30, 2005 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percentage of the total loan portfolio.

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Allowance for loan losses:
Beginning balance	$864,000	$800,000
Charge-offs:
Commercial loans	(6,664)	-
Real estate loans - residential	-	(50,027)
Consumer loans	(10,630)	(22,408)
Recoveries:
Commercial loans	-	10,938
Consumer loans	4,369	4,148
Net charge-offs	(12,925)	(57,349)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Allowance for loan losses (continued):

Provision for loan losses	101,925	77,349
Ending balance	$953,000	$820,000
Ratios:
Net charge-offs to average loans	0.01%	0.07%
Net charge-offs to provision for loan losses	12.68%	74.14%
Allowance for loan losses to loans receivable	1.00%	0.96%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $70,733 or 12.8%, to $622,325 for the six months ended June 30, 2006 as compared to $551,592 for the six months ended June 30, 2005. This increase was primarily attributable to increased service fees on depository accounts of $66,202 or 15.9%. Also, contributing to the increase in non-interest income was a $25,000 gain on the sale of foreclosed personal property and the increase in earnings on owned life insurance policies of $9,962 or 25.8% resulting from the higher interest rate environment during 2006 and additional investment in life insurance policies. These increases were partially offset by the lack of any gain on sales of loans during the six months ended June 30, 2006, compared to a gain on sale of loans of $35,437 during the six months ended June 30, 2005. The sale of loans is not a usual activity for the Company.

Non-interest Expense

Non-interest expense was $2,353,249 during the six months ended June 30, 2006 representing an increase of $124,551 or 5.6%, as compared to $2,228,698 during the six months ended June 30, 2005. Compensation and benefits increased $100,099 (8.5%) because of normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Depreciation and amortization expenses declined by $24,412 or 13.5% as previously acquired assets have become fully depreciated. Marketing expenses increased $21,548 (77.3%) reflecting increased marketing activity. Stationery and supplies expenses declined in 2006 by $6,631 (15.2%) because of cost control efforts during 2006. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $384,111 (34.9% of pre-tax income) for the six months ended June 30, 2006 as compared to $231,892 (34.2% of pre-tax income) for the six months ended June 30, 2005. The proportion of interest income exempt from state income taxes to total taxable income during the six months ended June 30, 2006 as compared to the same period of 2005 has declined resulting in an increase in the Company’s effective total income tax rate.

Three Months Ended June 30, 2006 and 2005

Net income

Net income for the three months ended June 30, 2006 was $373,842 or $.22 per share (basic and diluted), an increase of $120,543, or 47.6%, from $253,299 or $.18 per share ($.17 per share diluted) during the three months ended June 30, 2005. Increases in net interest income and other income were partially offset by increases in operating expenses.

Total interest income increased by $450,265 or 26.2% to $2,166,727 for the three months ended June 30, 2006 as compared to $1,716,462 for the three months ended June 30, 2005. This increase in interest income was primarily attributable to the increase in market interest rates as well as an increase in interest earning assets during 2006.

Interest expense increased by $192,021 or 41.9% to $650,433 for the three months ended June 30, 2006 as compared to $458,412 during the three months ended June 30, 2005. This increase was primarily attributable to a rising rate environment during 2006 causing increases in interest rates for deposited funds.

Net interest income increased by $258,244, or 20.5% during the three months ended June 30, 2006 versus the same period of 2005 because the positive effect of the increase in interest bearing assets more than offset the increased cost of deposited funds.

Provision for Loan Losses

The provision for loan losses was $52,845 during the three months ended June 30, 2006 as compared to $40,851 for the three months ended June 30, 2005.

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies and other income. Non-interest income increased $25,060 or 8.9%, to $307,455 for the three months ended June 30, 2006 as compared to $282,395 for the three months ended June 30, 2005. This increase was primarily attributable to increases in fees and services charges from deposit account activity of $30,627 in the second quarter of 2006 as compared to the second quarter of 2005.

Non-interest Expense

Non-interest expense was $1,197,548 during the three months ended June 30, 2006 representing an increase of $79,775 or 7.1%, as compared to $1,117,773 during the three months ended June 30, 2005. Compensation and benefits increased $54,915 (9.2%) because of additional personnel and normal salary and benefit increases. Marketing expenses increased in 2006 by $10,675 (85.7%) reflecting increased marketing activity. Depreciation and amortization expenses declined by $10,625 or 12.0% as previously acquired assets have become fully depreciated. The increase in other operating expenses of $25,393 (17.7%) includes a $10,000 loss on a customer’s uncollected deposited check. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased electronic funds transfer fees as well as other operating expenses.

Income Taxes

Income tax expense was $199,514 (34.8% of pre-tax net income) for the three months ended June 30, 2006 as compared to $128,522 (33.7% of pre-tax net income) for the three months ended June 30, 2005. The proportion of interest income exempt from state income taxes to total taxable income during the three months ended June 30, 2006 as compared to the same period of 2005 has declined resulting in an increase in the Company’s effective total income tax rate.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally consists of cash and amounts due from banks and federal funds sold, totaled $12,810,128 at June 30, 2006 compared to $15,476,898 at December 31, 2005. Additional sources of asset liquidity include interest bearing deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $22,303,320 and $23,881,126 as of June 30, 2006 and December 31, 2005, respectively. However, because most of these securities were in an unrealized loss position at June 30, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider the sale of these securities to be a source of liquidity as of June 30, 2006.

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

CN Bancorp, Inc. is a single bank holding company with investments in loan participations acquired from County National Bank as well as its investment in County National Bank. It also maintains funds in a banking account. CN Bancorp, Inc. pays its expenses from earnings on loan participations and its own cash. Dividends from County National Bank would also provide cash if such dividends were paid. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at June 30, 2006 total $1,960,921 ($1,960,855 at December 31, 2005).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $16,888,862 at June 30, 2006 ($14,822,411 at December 31, 2005). We believe that we have adequate resources to fund all loan commitments.

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

			Minimum Ratios
	June 30, 2006	December 31, 2005	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	21.1%	20.8%	8.0%	N/A
Bank	13.9%	13.6%	8.0%	10.0%
Tier I:
Company	20.1%	19.9%	4.0%	-
Bank	12.9%	12.7%	4.0%	6.0%
Leverage Total:
Company	13.1%	12.9%	4.0%	-
Bank	8.2%	8.0%	4.0%	5.0%

At June 30, 2006 and December 31, 2005, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first six months of 2006.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual shareholders' meeting held on May 15, 2006, the shareholders of the Company elected Carl L. Hein, Jr. (1,408,802 votes for and none withheld) and John G. Warner (1,408,802 votes for and none withheld) as directors for three-year terms. There were no solicitations in opposition to management's nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Jan W. Clark, John E. DeGrange, Sr., Gerald V. McDonald and Creston G. Tate. During the same meeting, the shareholders ratified the appointment of Rowles & Company, LLP as the independent auditors for the Company for the 2006 fiscal year by 1,408,094 votes for ratification, 354 votes against and 354 votes abstained.

Item 5.  Other information

None

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

CN Bancorp, Inc.

Date : July 26, 2006	By:	/s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date : July 26, 2006	By:	/s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer