Form 10QSB
period 2006-09-30
CN BANCORP INC
filed 2006-11-07
CIK 1014273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 6, 2006, the issuer had 1,728,011 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES  ☐ NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 (Unaudited) and December 31, 2005

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$4,594,124	$4,214,570
Federal funds sold	14,472,647	11,262,328
Cash and cash equivalents	19,066,771	15,476,898
Interest bearing deposits	1,886,208	2,884,893
Investment securities - available for sale	16,351,722	23,881,126
Investment securities - held to maturity	7,919,594	8,162,452
Other securities	793,800	773,800
Loans receivable, net of allowance for loan losses of $990,000
at September 30, 2006 and $864,000 at December 31, 2005	97,413,412	88,561,597
Premises and equipment, net	3,773,010	3,914,253
Cash surrender value of life insurance	2,673,770	2,600,679
Other assets	1,371,418	1,340,144
Total Assets	$151,249,705	$147,595,842

LIABILITIES

Non-interest bearing deposits	$36,169,814	$37,666,022
Interest bearing deposits	93,239,952	89,418,414
Total deposits	129,409,766	127,084,436

Securities sold under agreements to repurchase	148,087	548,367
Accounts payable and accrued expenses	1,155,142	866,460
Total Liabilities	130,712,995	128,499,263

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,724,031 shares at September 30, 2006
and 1,664,342 at December 31, 2005	17,240,308	16,643,415
Additional paid-in capital	995,459	950,891
Retained earnings	2,505,792	1,781,794
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(204,849)	(279,521)
Total Stockholders’ Equity	20,536,710	19,096,579

Total Liabilities and Stockholders’ Equity	$151,249,705	$147,595,842

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months ended September 30, 2006 and 2005 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$5,126,082	$3,933,275	$1,868,661	$1,396,521
Federal funds sold	494,504	281,999	215,259	133,988
Interest bearing deposits	68,740	68,228	16,994	22,109
Securities	837,305	878,677	262,361	293,715
Total interest income	6,526,631	5,162,179	2,363,275	1,846,333
Interest expense:
Deposits	1,985,459	1,380,706	760,398	505,585
Repurchase agreements	6,701	10,081	1,013	2,114
Total interest expense	1,992,160	1,390,787	761,411	507,669

Net interest income	4,534,471	3,771,392	1,601,864	1,338,634

Provision for loan losses	138,534	113,475	36,609	36,126

Net interest income after provision for loan losses	4,395,937	3,657,917	1,565,255	1,302,508

Non-interest income:
Fees and service charges from depository accounts	719,749	677,377	236,515	260,345
Gain on sale of foreclosed personal property	25,000	-	-	-
Gain on sale of loans	-	35,437	-	-
Increase in cash surrender value of life insurance policies	73,091	62,445	24,522	23,838
Other income	93,501	90,875	27,979	30,359
Total non-interest income	911,341	866,134	289,016	314,542

Non-interest expenses:
Compensation and related expenses	1,937,298	1,772,347	659,240	594,388
Occupancy expense	338,613	328,842	125,917	118,285
Depreciation and amortization	236,189	263,552	79,500	82,451
Consulting expense	65,483	67,425	20,490	17,091
Data processes expense	144,149	143,691	48,188	47,176
Director fees	82,860	73,250	36,270	25,100
Marketing expense	81,228	47,860	31,796	19,976
Equipment maintenance costs	93,483	88,812	26,284	29,598
Electronic funds transfer fees	68,029	76,250	20,469	24,000
Stationery and office supplies	56,518	66,320	19,642	22,813
Other operating expenses	525,680	423,480	208,485	142,253
Total non-interest expenses	3,629,530	3,351,829	1,276,281	1,123,131
Income before income taxes	1,677,748	1,172,222	577,990	493,919
Income tax expense	592,186	400,224	208,075	168,332
NET INCOME	$1,085,562	$771,998	$369,915	$325,587
Basic earnings per share	$.63	$.54	$.21	$.23
Diluted earnings per share	$.63	$.51	$.21	$.21
Dividends declared	$.21	$.15	$.07	$.05

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine and Three Months ended September 30, 2006 and 2005 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$1,085,562	$771,998	$369,915	$325,587

Change in unrealized gains and
(losses) on securities available for sale	121,636	(149,426)	181,715	(110,246)
Tax effect	(46,964)	67,901	(70,161)	42,566
Other comprehensive income (loss)	74,672	(81,525)	111,554	(67,680)

Total comprehensive income	$1,160,234	$690,473	$481,469	$257,907

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2006 and 2005 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income September 30, 2005			771,998		771,998

Change in unrealized gains and losses
on securities available for sale, net				(81,525)	(81,525)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	56,325	26,403			82,728

Proceeds from warrant exercises	555,660				555,660

Dividends ($.15 per share)			(214,081)		(214,081)

Balance at September 30, 2005	$14,457,637	$943,743	$1,635,919	$(227,664)	$16,809,635

December 31, 2005	$16,643,415	$950,891	$1,781,794	$(279,521)	$19,096,579

Net income September 30, 2006			1,085,562		1,085,562

Change in unrealized gains and losses
on securities available for sale, net				74,672	74,672

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	88,583	44,568			133,151

Proceeds from warrant exercises	508,310				508,310

Dividends ($.21 per share)			(361,564)		(361,564)

Balance at September 30, 2006	$17,240,308	$995,459	$2,505,792	$(204,849)	$20,536,710

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2006 and 2005
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,085,562	$771,998
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	236,189	263,552
Gain on sale of foreclosed personal property	(25,000)	-
Gain on sale of loans	-	(35,437)
Deferred income taxes	(141,242)	(104,287)
Provision for loan losses	138,534	113,475
Increase in cash surrender value of life insurance	(73,091)	(100,188)
Decrease (increase) in other assets	(76,996)	284,460
Increase (decrease) in other liabilities	334,434	(62,445)
Amortization of premium/discount and other	(45,375)	17,505
Net cash provided by operating activities	1,433,015	1,148,633

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(8,990,349)	(9,241,263)
Decrease in interest bearing deposits	998,685	1,510,574
Investment in securities - available for sale	(2,753,683)	(3,966,092)
Investment in securities - held to maturity	(1,311,940)	-
Investment in other securities	(20,000)	(35,900)
Principal payments and redemption of securities	12,004,896	6,702,328
Proceeds from sales of foreclosed personal property	165,000	-
Proceeds from sales of loans	-	1,800,000
Investment in life insurance	-	(1,175,000)
Purchase of property, equipment and leasehold improvements	(94,946)	(54,459)
Net cash used by investing activities	(2,337)	(4,459,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	2,325,330	13,411,002
Net increase (decrease) in securities sold under agreements to repurchase	(400,280)	538,212
Sales of common stock under DRIP	133,151	82,728
Proceeds from stock warrant exercises	508,310	555,660
Dividends paid	(407,316)	(197,176)
Net cash provided (used) by financing activities	2,159,195	14,390,426

NET INCREASE (DECREASE) IN CASH	3,589,873	11,079,247
Cash at beginning of period	15,476,898	9,868,815
Cash at end of period	$19,066,771	$20,948,062

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,973,570	$1,386,574
Income taxes paid	$689,086	$419,154

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2005 and September 30, 2006.

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

	Nine Months Ended September 30:		Three Months Ended September 30:
	2006	2005	2006	2005
Weighted average shares outstanding	1,710,713	1,421,485	1,723,683	1,445,666
Common stock equivalents	11,443	96,245	9,958	87,686
Average common shares and equivalents	1,722,156	1,517,730	1,733,641	1,533,352
Net income	$1,085,562	$771,998	$369,915	$325,587
Basic earnings per share	$.63	$.54	$.21	$.23
Diluted earnings per share	$.63	$.51	$.21	$.21

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. No shares were awarded or purchased under the ESPP in 2005 or 2006 (2,685 shares purchased in 2004 under the plan). There are no outstanding options to purchase common shares at September 30, 2006 under the ESPP.

Under the Company’s Director Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares have been purchased under the DSPP and there are no outstanding options to purchase common shares at September 30, 2006.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for these options is $14.20 per share and the options expire on December 7, 2014. At September 30, 2006, 46,500 of these options are outstanding. On December 6, 2005, the Company granted immediately vested options to purchase an additional 51,000 shares of its common stock under the plan. The exercise price for the 2005 options is $14.50 per share and the options expire on December 6, 2015. At September 30, 2006, 51,000 of these options are outstanding.

Note G. Mortgage Servicing Rights

In the first quarter of 2005, the Company sold a mortgage loan while retaining servicing rights thereto. The Company has developed appropriate policies and procedures in order to comply with FASB 140 for deferred mortgage servicing rights. Among the factors that the Company considers in evaluating impairment on a periodic basis are the original contract term of the underlying mortgage, the contractual interest rate, the remaining term of the mortgage, current interest rates and management's original and current assumptions as to the anticipated life of the mortgage. There were no such sales during the nine months ended September 30, 2006.

Note H. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment. Statement No. 123(R) revised Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement was effective for the Company, and the Company has adopted the standard, as of January 1, 2006. This statement requires the recording of compensation costs for stock purchase options awarded, if any, under the ESPP, DSPP and SOP plans. The Company is not required to award options under any of these plans. There were no options granted under any of these plans during the nine or three months ended September 30, 2006.

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

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 106 and 132R”. Under this standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar year public companies is for the calendar years ending after December 15, 2006. SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements since the Company does not have any defined benefit plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the Company) should be read in conjunction with CN Bancorp, Inc.’s consolidated financial statements, including the related footnotes, appearing in Part I of this report.

Overview

The Company continued its efforts to increase investments in loans during 2006 to better utilize its resources and leverage new capital obtained from the exercise of warrants during the last quarter of 2005 and first quarter of 2006. Loans increased by 10.0% during the first nine months of 2006. The increase in loans and the recent increases in market interest rates have resulted in increases in the Company’s interest margins and net interest income.

The Company plans to change its internet banking and bill paying programs during the last quarter of 2006 with changes in vendors. The new programs will offer additional features, allow for development of future features and generally upgrade the quality of the internet banking services provided to customers. Along with these changes, the Company anticipates strengthening the security of its internet banking offerings through stronger access controls for better protection of customers’ information and internet activity. These changes will entail the payment of installation and other expenses of approximately $25,000.

The Company continued a pattern of improved operating results as compared to prior periods for the nine months ended September 30, 2006. Key measurements and events for the period include the following:

•	Total assets at September 30, 2006 increased by 2.5% to $151.2 million as compared to $147.6 million as of December 31, 2005.

•	Net loans outstanding increased by 10.0% from $88.6 million as of December 31, 2005 to $97.4 million as of September 30, 2006.

•	Deposits at September 30, 2006 were $129.4 million, an increase of $2.3 million or 1.8% from December 31, 2005.

•	The Company’s net income increased to $1,085,562, or 40.6%, for the nine month period ended September 30, 2006 as compared to net income of $771,998 for the nine month period ended September 30, 2005.

•
Net interest income, the Company’s main source of income, was $4.5 million during the nine month period ended September 30, 2006 compared to $3.8 million for the same period in 2005. This represents an increase of 20.2% for the nine months ended September 30, 2006 as compared to the same period in 2005.

•	Non-interest income increased by $45,207 or 5.2%, for the nine month period ended September 30, 2006, as compared to the nine month period ended September 30, 2005.

•	Non-interest expenses increased by $277,701 or 8.3%, for the nine month period ended September 30, 2006, as compared to the same period in 2005.

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

FINANCIAL CONDITION

Assets increased $3,653,863 (2.5%) to $151,249,705 at September 30, 2006 from $147,595,842 at December 31, 2005. Increases in loans were generally funded by the use of proceeds from the maturity of investment securities, interest bearing deposits and proceeds from the exercise of stockholders’ warrants during the first quarter of 2006. The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $8,851,815 (10.0%) to $97,413,412 at September 30, 2006 from $88,561,597 at December 31, 2005. This increase was primarily attributable to the increase in real estate loans. Loans receivable, net, comprised 64.4% of total assets ($151,249,705) at September 30, 2006 and 60.0% of total assets ($147,595,842) as of December 31, 2005.

The allowance for loan losses was $990,000 (1.01% of loans) at September 30, 2006 and $864,000 (0.97% of loans) at December 31, 2005. There were no loans on which interest was not being recognized at September 30, 2006. Non-accrual loans at December 31, 2005 of $62,332 were comprised of a $49,667 commercial loan secured by real estate and a $12,665 unsecured commercial loan. These loans were collected during 2006. There was one loan past due ninety days and still accruing interest at September 30, 2006 in the amount of $40,000 (none at December 31, 2005).

Loans receivable, net is comprised of the following:

	September 30,	December 31,
	2006	2005
Real estate -construction	$11,631,754	$4,329,827
Residential real estate	35,330,635	29,306,514
Commercial real estate	27,880,701	29,420,805
Commercial-other	20,217,328	22,366,771
Installment and other	3,378,897	3,948,754
	98,439,315	89,372,671
Unearned loan (fees) and costs, net	(35,903)	52,926
Allowance for loan losses	(990,000)	(864,000)
	$97,413,412	$88,561,597

The securities portfolio at September 30, 2006 amounted to $25,065,116, a decrease of $7,752,262, or 23.6% from the amount at December 31, 2005. Available for sale investment securities decreased by $7,529,404 to $16,351,722 at September 30, 2006 from $23,881,126 at December 31, 2005. Held to maturity securities decreased by $242,858 to $7,919,594 at September 30, 2006 from $8,162,452 at December 31, 2005. The reason for these decreases is that funds obtained from the maturity of securities were generally re-invested in loans instead of securities. The carrying value of available for sale securities includes a net unrealized loss of $333,684 at September 30, 2006 (reflected as unrealized loss of $204,849 in stockholders’ equity after deferred taxes) as compared to a net unrealized loss of $455,320 ($279,521 after deferred taxes) as of December 31, 2005. Management believes that none of the unrealized losses are “other than temporary”.

Interest bearing deposits declined to $1,886,208 at September 30, 2006 from $2,884,893 at December 31, 2005 because investments in certificates of deposit matured and were not replaced with other certificates.

Deposits are the major source of funds for lending and investment activities. Deposits increased $2,325,330 (1.8%) to $129,409,766 at September 30, 2006 from $127,084,436 at December 31, 2005. Non-interest bearing deposits decreased $1,496,208 or 4.0%, interest bearing demand deposits increased $1,158,994 or 7.5%, certificates of deposit increased $3,781,501 or 11.3% and savings deposits decreased $1,118,957 or 2.8% during the nine months ended September 30, 2006. Certificates of deposit in amounts of $100,000 and over totaled $13,360,073 at September 30, 2006 and $11,509,162 at December 31, 2005.

Deposits are comprised of the following:

	September 30,	December 31,
	2006	2005

Non-interest bearing deposits	$36,169,814	$37,666,022
Savings deposits	39,381,776	40,500,733
Interest bearing demand deposits	16,560,060	15,401,066
Certificates of deposit	37,298,116	33,516,615
	$129,409,766	$127,084,436

Total stockholders’ equity was $20,536,710 at September 30, 2006 representing an increase of $1,440,131 from December 31, 2005. The increase from December 31, 2005 was attributable to earnings of $1,085,562 and proceeds from the issuance of common stock from the exercise of warrants and dividend re-investments of $641,461, a decrease in unrealized losses on available for sale investment securities, net of taxes, of $74,672 and dividends declared of $361,564 ($0.21 per share).

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

Net income

Net income for the nine months ended September 30, 2006 was $1,085,562 or $.63 per share (basic and diluted), an increase of $313,564, or 40.6%, from $771,998 or $.54 per share ($.51 per share diluted) during the nine months ended September 30, 2005. Net income increased during the first nine months of 2006 as compared to the same period in 2005 primarily because of the higher interest rate environment during 2006 as well as more earning assets during the first nine months of 2006 than the first nine months of 2005.

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

Total interest income increased by $1,364,452 or 26.4% to $6,526,631 for the nine months ended September 30, 2006 as compared to $5,162,179 for the first nine months of 2005. This increase in interest income was attributable to the increase in yields on earning assets during 2006 as well as the increase in average interest earning assets. Recent increases in market interest rates have resulted in higher yields on loans, securities and other investments. Average interest earning assets increased by approximately $5,115,000 or 3.8% to $139,466,000 in the first nine months of 2006 as compared to $134,351,000 in the first nine months of 2005, and the yield on the interest earning assets increased to 6.24% in the first nine months of 2006 from 5.12% in the first nine months of 2005.

Interest expense increased by $601,373 or 43.2% to $1,992,160 for the nine months ended September 30, 2006 as compared to $1,390,787 during the first nine months of 2005. This increase was primarily attributable to increased market interest rates, particularly their effect on savings accounts whose cost is dependent upon the short term market interest rates. Average interest bearing liabilities increased by approximately $948,000 or 1.0% to $92,675,000 in the nine months ended September 30, 2006 as compared to $91,727,000 in the nine months ended September 30, 2005, and the cost of the interest bearing funds increased to 2.87% in the first nine months of 2006 from 2.02% in the first nine months of 2005.

Net interest income increased by $763,079 or 20.2% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Net interest income increased because of the increase in interest earning assets and the increase in the market interest rates; in particular, because increases in interest income during this period of rising interest rates exceeded the increase in interest expense from interest bearing deposits. The net interest spread increased to 3.37% in 2006 from 3.10% in 2005. The net interest margin was 4.33% and 3.74% in the nine months ended September 30, 2006 and September 30, 2005, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the nine months ended September 30, 2006 and 2005:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
		Nine Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$13,406	$494	4.91%	$12,259	$282	3.07%
Interest bearing deposits	1,888	69	4.87%	3,416	68	2.65%
Investment securities	31,479	837	3.55%	36,733	879	3.19%

Loans receivable	93,624	5,126	7.30%	82,775	3,933	6.34%
Allowance for loan losses	(931)	-	-	(832)	-	-
	92,693	5,126	7.37%	81,943	3,933	6.40%
Total Interest Earning Assets	139,466	6,526	6.24%	134,351	5,162	5.12%
Non-interest Earning Assets	11,517			11,198
Total Assets	$150,983			$145,549

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Nine Months Ended September 30,
	2006			2005
(Continued)	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$17,535	$120	0.91%	$14,471	$64	0.59%
Savings accounts	38,912	902	3.09%	40,153	567	1.88%
Time deposits	35,512	964	3.62%	35,306	750	2.83%
Securities sold under agreements
to repurchase	716	6	1.12%	1,797	10.74%
Total Interest Bearing Liabilities	92,675	1,992	2.87%	91,727	1,391	2.02%
Non-interest Bearing Liabilities:
Demand deposits	36,757			36,553
Other	1,597			1,045
Total Liabilities	131,029			129,325
Stockholders' Equity	19,954			16,224
Total Liabilities and Equity	$150,983			$145,549
Net Interest Income		$4,534			$3,771
Net Interest Spread			3.37%			3.10%
Net Interest Margin			4.33%			3.74%
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities	150.49%			146.47%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first nine months of 2006 versus the first nine months of 2005. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2006 vs. 2005
	Increase (Decrease)
	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold and interest bearing deposits in banks	$(4,137)	$217,154	$213,017
Securities	(111,955)	70,583	(41,372)
Loans receivable	521,383	671,424	1,192,807
Net Change in Interest Income	405,291	959,161	1,364,452

Interest Bearing Liabilities:
Interest bearing deposits	(9,992)	614,745	604,753
Securities sold under agreements to repurchase	(6,061)	2,681	(3,380)
Net Change in Interest Expense	(16,053)	617,426	601,373

Change in Net Interest Income	$421,344	$341,735	$763,079

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At September 30, 2006, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - 1.6% to 2.1%; commercial loans - 1.2% to 2.0%; and mortgage loans - 0.3% to 1.0%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2006, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $138,534 during the nine months ended September 30, 2006 as compared to $113,475 for the nine months ended September 30, 2005 reflecting increases in loan amounts and the composition of the loan portfolio including increased construction loans.

The allowance for loan losses represents 1.01% and 0.97% of loans receivable at September 30, 2006 and December 31, 2005, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below summarizes CN Bancorp, Inc.’s loan loss experience for the nine months ended September 30, 2006 and September 30, 2005 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percentage of the total loan portfolio.

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Allowance for loan losses:
Beginning balance	$864,000	$800,000
Charge-offs:
Commercial loans	(6,664)	-
Real estate loans - residential	-	(50,027)
Consumer loans	(20,576)	(28,441)
Recoveries:
Commercial loans	6,664	10,938
Consumer loans	8,042	8,055
Net charge-offs	(12,534)	(59,475)
Provision for loan losses	138,534	113,475
Ending balance	$990,000	$854,000

	Nine Months Ended	Nine Months Ended
(Continued)	September 30, 2006	September 30, 2005
Ratios:
Net charge-offs to average loans	0.01%	0.07%
Net charge-offs to provision for loan losses	9.05%	52.41%
Allowance for loan losses to loans receivable	1.01%	0.98%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $45,207 or 5.2%, to $911,341 for the nine months ended September 30, 2006 as compared to $866,134 for the nine months ended September 30, 2005. This increase was primarily attributable to increased service fees on depository accounts of $42,372 or 6.3%. Also, contributing to the increase in non-interest income was a $25,000 gain on the sale of foreclosed personal property and the increase in earnings on owned life insurance policies of $10,646 or 17.1% resulting from the higher interest rate environment during 2006 and additional investment in life insurance policies. These increases were partially offset by the lack of any gain on sales of loans during the nine months ended September 30, 2006, compared to a gain on sale of loans of $35,437 during the nine months ended September 30, 2005. The sale of loans is not a usual activity for the Company.

Non-interest Expense

Non-interest expense was $3,629,530 during the nine months ended September 30, 2006 representing an increase of $277,701 or 8.3%, as compared to $3,351,829 during the nine months ended September 30, 2005. Compensation and benefits increased $164,951 (9.3%) because of normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Depreciation and amortization expenses declined by $27,363 or 10.4% as previously acquired assets have become fully depreciated. Marketing expenses increased $33,368 (69.7%) reflecting increased marketing activity. Stationery and supplies expenses declined in 2006 by $9,802 (14.8%) because of cost control efforts during 2006. Legal and professional fees increased by $50,000 for the accrual of estimated costs incurred to evaluate and explore potential corporate opportunities. The decline in electronic funds transfer fees reflects reduced use of debit and ATM cards by customers. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased operating expenses.

Income Taxes

Income tax expense was $592,186 (35.3% of pre-tax income) for the nine months ended September 30, 2006 as compared to $400,224 (34.1% of pre-tax income) for the nine months ended September 30, 2005. The proportion of interest income exempt from state income taxes to total taxable income during nine months ended September 30, 2006 as compared to the same period of 2005 has declined resulting in an increase in the Company’s effective total income tax rate.

Three Months Ended September 30, 2006 and 2005

Net income

Net income for the three months ended September 30, 2006 was $369,915 or $.21 per share (basic and diluted), an increase of $44,328, or 13.6%, from $325,587 or $.23 per share ($.21 per share diluted) during the three months ended September 30, 2005. The increase in net interest income was partially offset by declines in other income and increases in operating expenses.

Total interest income increased by $516,942 or 28.0% to $2,363,275 for the three months ended September 30, 2006 as compared to $1,846,333 for the three months ended September 30, 2005. This increase in interest income was primarily attributable to the increase in market interest rates as well as an increase in interest earning assets during 2006.

Interest expense increased by $253,712 or 50.0% to $761,411 for the three months ended September 30, 2006 as compared to $507,699 during the three months ended September 30, 2005. This increase was primarily attributable to a rising rate environment during 2006 causing increases in interest rates for deposited funds.

Net interest income increased by $263,230, or 19.7% during the three months ended September 30, 2006 versus the same period of 2005 because the positive effect of the increase in interest bearing assets more than offset the increased cost of deposited funds.

Provision for Loan Losses

The provision for loan losses was $36,609 during the three months ended September 30, 2006 as compared to $36,126 for the three months ended September 30, 2005.

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies and other income. Non-interest income decreased $25,526 or 8.1%, to $289,016 for the three months ended September 30, 2006 as compared to $314,542 for the three months ended September 30, 2005. This decrease was primarily attributable to decreases in fees and services charges from deposit account activity of $23,830 in the third quarter of 2006 as compared to the third quarter of 2005.

Non-interest Expense

Non-interest expense was $1,276,281 during the three months ended September 30, 2006 representing an increase of $153,150 or 13.6%, as compared to $1,123,131 during the three months ended September 30, 2005. Compensation and benefits increased $64,852 (10.9%) because of additional personnel and normal salary and benefit increases. Marketing expenses increased in 2006 by $11,820 (59.2%) reflecting increased marketing activity. The increase in other operating expenses of $66,232 (46.6%) includes a $10,000 loss on a customer’s uncollected deposited check. Legal and professional fees increased by $50,000 for the accrual of estimated costs incurred to evaluate and explore potential corporate opportunities. The decline in electronic funds transfer fees reflects reduced use of debit and ATM cards by customers. The increased size of the Company has resulted in more deposit and loan accounts and associated activity resulting in increased operating expenses.

Income Taxes

Income tax expense was $208,075 (36.0% of pre-tax net income) for the three months ended September 30, 2006 as compared to $168,332 (34.1% of pre-tax net income) for the three months ended September 30, 2005. The proportion of interest income exempt from state income taxes to total taxable income during the three months ended September 30, 2006 as compared to the same period of 2005 has declined resulting in an increase in the Company’s effective total income tax rate.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally consists of cash and amounts due from banks and federal funds sold, totaled $19,066,771 at September 30, 2006 compared to $15,476,898 at December 31, 2005. Additional sources of asset liquidity include interest bearing deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $16,351,722 and $23,881,126 as of September 30, 2006 and December 31, 2005, respectively. However, because most of these securities were in an unrealized loss position at September 30, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider the sale of these securities to be a source of liquidity as of September 30, 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at September 30, 2006 total $2,121,941 ($1,960,855 at December 31, 2005).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $15,611,354 at September 30, 2006 ($14,822,411 at December 31, 2005). We believe that we have adequate resources to fund all loan commitments.

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

			Minimum Ratios
	September 30, 2006	December 31, 2005	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	20.8%	20.8%	8.0%	N/A
Bank	14.1%	13.6%	8.0%	10.0%
Tier I:
Company	19.8%	19.9%	4.0%	-
Bank	13.1%	12.7%	4.0%	6.0%
Leverage Total:
Company	13.4%	12.9%	4.0%	-
Bank	8.5%	8.0%	4.0%	5.0%

At September 30, 2006 and December 31, 2005, CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

There were no purchases of CN Bancorp, Inc. common stock made by, or on behalf of, CN Bancorp, Inc. or any affiliated purchaser during the first nine months of 2006.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other information

None

Item 6.    Exhibits

Exhibits

+10.1	Employment Agreement between County National Bank and Jan W. Clark dated as of August 21, 2006

+10.2	Employment Agreement between County National Bank and John G. Warner dated as of August 21, 2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

+ indicates management compensatory plans or arrangements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Bancorp, Inc.

Date: November 6, 2006	By:	/s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date: November 6, 2006	By:	/s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer