Form 10KSB
period 2006-12-31
CN BANCORP INC
filed 2007-03-07
CIK 1014273

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Issuer's revenues for its fiscal year ended December 31, 2006 were $10,191,311.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $27,250,625 as of March 6, 2007 based on a stock price of $24.45 per share, the last reported trade price of the common stock as of March 6, 2007.

The Registrant had 1,728,011 shares of Common Stock outstanding as of March 6, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2006, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

Transitional Small Business Disclosure Format. YES: ( ) NO: (X)

FORWARD-LOOKING STATEMENTS

CN Bancorp, Inc makes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934 in filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of CN Bancorp's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, market risk, off-balance sheet arrangements and interest rate risks, and statements of its ability to achieve financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by, among other things: the amount and timing of future changes in interest rates and other economic conditions, management's estimates and projections of future interest rates and other economic conditions; future laws and regulations, including accounting principles; and a variety of other matters which, by their nature, are subject to significant uncertainties. You should not put undue reliance on any forward-looking statements.

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

Entry into a Material Definitive Agreement

On December 13, 2006, CN Bancorp, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sandy Spring Bancorp, Inc. (“Sandy Spring”), whereby Sandy Spring agreed to acquire the Company by way of a merger of the Company with and into Sandy Spring, with Sandy Spring being the surviving corporation in the merger (the “Merger”). The Merger Agreement also provides for the merger of County National Bank, the Company’s wholly owned subsidiary, with and into Sandy Spring Bank, a Maryland bank and trust company and a wholly owned subsidiary of Sandy Spring (“SSB”). The merger of County National Bank and SSB will be governed by a separate merger agreement (the “Bank Merger Agreement”). In connection with the Merger Agreement, certain stockholders of the Company who are directors or executive officers of the Company and the Bank, entered into a Voting Agreement with Sandy Spring, under which they have agreed to vote their shares in favor of the Merger. Sandy Spring’s common stock is listed on the Nasdaq Global Select Market under the symbol “SASR”.

The Merger Agreement

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $25.00 in cash (the “Cash Election Price”), or (ii) 0.6657 of a share of Sandy Spring common stock (the “Exchange Ratio” and, together with the Cash Election Price, the “Merger Consideration”). Each stockholder of the Company will be entitled to elect the number of its shares of Company common stock to be exchanged for the Cash Election Price, subject to a proration which will provide that Sandy Spring will pay cash for a minimum of 40% and a maximum of 50% of the outstanding shares of Company common stock and issue shares of Sandy Spring common stock in exchange for a minimum of 50% and a maximum of 60% of the outstanding shares of Company common stock. The Merger is intended to be a tax-free reorganization as to the portion of the Merger Consideration received as Sandy Spring common stock. Outstanding options to purchase Company common stock granted under the Company’s equity plans will be automatically converted into fully vested options to purchase Sandy Spring common stock, provided that Sandy Spring may offer to cash out options for a per share payment equal to the difference between the Cash Election Price and the per share exercise price of such option.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company that (i) the Company will not (A) solicit proposals relating to alternative business combination transactions involving the Company or its assets or (B) subject to certain exceptions, enter into discussions regarding, or provide material non-public information in connection with, an alternative business combination transaction involving the Company or its assets, (ii) the Company will hold a stockholders’ meeting to consider the approval of the Merger and the adoption of the Merger Agreement, and (iii) the Company’s board of directors will recommend that the Company’s stockholders adopt and approve the Merger Agreement and the Merger. The Merger Agreement provides that the closing of the Merger is subject to customary conditions which include the adoption and approval of the Merger and the Merger Agreement by the stockholders of the Company and the receipt of all required regulatory approvals. The Merger Agreement also provides for termination rights of both Sandy Spring and the Company under certain circumstances, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company is required to pay Sandy Spring a termination fee of $1,764,000.

Under the Merger Agreement, pending effectiveness of the Merger, the Company will be permitted to continue to pay regular quarterly dividends not in excess of $0.07 per quarter and a special year-end dividend not in excess of that amount. In accordance with the Merger Agreement, the Company suspended, effective upon execution of the merger agreement, the issuance of shares under its Dividend Reinvestment and Stock Purchase Plan. As such, with respect to all dividends, if any, declared after the date of the Merger Agreement, all shareholders will receive payment in cash.

The Merger Agreement contains representations and warranties that the Company and Sandy Spring made to each other as of the date of the Merger Agreement or other specific dates. Such representations and warranties are not intended to amend, supplement or supersede any statement contained in any documents filed by the Company or Sandy Spring with the Securities and Exchange Commission. The statements embodied in those representations and warranties were made solely for purposes of the Merger Agreement and are subject to important qualifications and limitations agreed to in connection with negotiating the Merger Agreement. Accordingly, you should not rely on the representations and warranties as accurate or complete characterizations of the actual state of facts as of any specified date since they are modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk between the Company and Sandy Spring.

The foregoing summary is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was previously filed as Exhibit 2.1 to our Current Report on Form 8-K dated December 13, 2006.

The Bank Merger Agreement

Pursuant to the Bank Merger Agreement, (a) each share of County National Bank common stock issued and outstanding and (b) each share of County National Bank common stock owned by County National Bank as treasury stock will be cancelled and shall cease to exist and no stock of SSB or other consideration shall be delivered in exchange therefore. In the Bank Merger Agreement, County National Bank and SSB agreed to observe and perform the agreements and covenants of their respective parent corporations in the Merger Agreement and to take all other actions necessary under applicable laws and regulations to consummate the transactions contemplated by the Bank Merger Agreement, subject to and in accordance with the applicable provisions of the Merger Agreement. The Bank Merger Agreement provides for its automatic termination in the event that the Company and Sandy Spring terminate the Merger Agreement. The foregoing summary is qualified in its entirety by reference to the full text of the Bank Merger Agreement, a copy of which was previously filed as Exhibit 2.2 to our Current Report on Form 8-K dated December 13, 2006.

The Voting Agreement

In connection with the Merger Agreement, certain stockholders of the Company each of whom is a director and/or officer of the Company or County National Bank, entered into a Voting Agreement with Sandy Spring under which each such stockholder agreed to vote his/her shares in favor of the adoption and approval of the Merger and the Merger Agreement. Such stockholders collectively own approximately 35% of the outstanding Company common stock. The foregoing summary is qualified in its entirety by reference to the full text of the Bank Merger Agreement, a copy of which was previously filed as Exhibit 99.1 to our Current Report on Form 8-K dated December 13, 2006.

Employment Agreements and Other Agreements

In connection with the Merger Agreement: (i) Jan W. Clark, the president and chief executive officer of Company, entered into an employment agreement with SSB which is contingent upon and effective as of the effective time of the merger, pursuant to which Mr. Clark would be employed as the president of the County National Bank division of SSB; and (ii) John G. Warner, the executive vice president of Company, entered into an employment agreement with SSB which is contingent upon and effective as of the effective time of the merger, pursuant to which Mr. Warner would be employed as the chief operating officer of the Company division of SSB. Under these agreements Messrs. Clark and Warner have also agreed to certain non-competition covenants covering the three years following their termination of employment with SSB.

Bank Location and Market Area

County National Bank serves its customers from branches located in the Glen Burnie, Pasadena, Odenton and Millersville areas of Anne Arundel County, Maryland. The Bank is leasing property in Linthicum, Maryland on which it intends to build a new branch. The Bank started construction of the branch the first quarter of 2007.

Central and northern Anne Arundel County continues to grow both in commerce and population. Baltimore-Washington International Thurgood Marshall Airport, located in northern Anne Arundel County, is the fastest growing airport in the region and among the 30 busiest in North America. Businesses have expanded and new business enterprises are opening to take advantage of needed aviation related ancillary and support services. The local economy is dominated by small to mid-size enterprises but also includes larger employers such as Northrup Grumman Corporation, Computer Sciences Corporation and General Dynamics Corporation. The county’s economy is associated with industry and commerce. There are over 5,000 business establishments in the central and northern Anne Arundel County market areas. Industries include high technology, communication, distribution and computer support services. Environmental related technology, regional data centers and the sciences are a growing segment of the commerce within the county. The housing market remains steady with strong demand in new housing as well as in the resale of homes in established neighborhoods.

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

At December 31, 2006 County National Bank had a legal lending limit of approximately $2.1 million to any one borrower, which constitutes approximately 15% of County National Bank’s unimpaired capital and surplus. The bank sells participations in loans to other lenders and CN Bancorp, Inc. that exceed County National Bank’s lending limits. We do not believe that loan participations purchased by County National Bank necessarily pose any greater risk of loss than loans that County National Bank originates.

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

The table below presents loans by major categories as of the dates indicated.

	December 31,
	2006	%	2005	%
(In thousands)
Real estate -construction	$8,325	8%	$4,330	5%
Residential real estate	31,188	31%	29,307	33%
Commercial real estate	34,480	34%	29,421	33%
Commercial-other	22,557	23%	22,367	25%
Consumer	3,448	4%	3,948	4%
	99,998	100%	89,373	100%

Unearned loan fees and costs, net	(20)		53
Allowance for loan and lease losses	(1,010)		(864)
	$98,968		$88,562

The table below sets forth the maturity distributions of the loan receivable portfolio as of December 31, 2006

	LOAN MATURITIES AS OF DECEMBER 31, 2006

	1 year		After
	Or less	1-5 years	5 years	Total
(In thousands)
Maturity of Loans Receivable:
Real estate - construction	$4,307	$657	$3,361	$8,325
Residential real estate	3,388	5,736	22,064	31,188
Commercial real estate	5,873	10,056	18,551	34,480
Commercial - other	7,233	9,835	5,489	22,557
Consumer	723	1,277	1,448	3,448
Total loans receivable	$21,524	$27,561	$50,913	$99,998

(In thousands)
Fixed interest rates		$9,926	$3,768
Floating and adjustable interest rates		17,635	47,145
Total loans receivable		$27,561	$50,913

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

In the fourth quarter of 2005, County National Bank had acquired through foreclosure a boat resulting from the borrower’s loan delinquency. The boat was valued at $140,000 and is included in other assets at December 31, 2005. The Bank charged-off $52,796 against the allowance for loan losses related to the loan in 2005. In 2006, the Bank sold the boat realizing $165,000 after selling expenses and recorded a gain on the sale of $25,000. There was no foreclosed real estate owned or other assets acquired through foreclosure, deeds in lieu of foreclosure or repossession at December 31, 2006.

At December 31, 2006, CN Bancorp has one loan on non-accrual status which is in process of collection with a carrying amount of $40,000. The loan is secured by real estate with an estimated value in excess of that needed to satisfy the loan amount. The amount of the specific allowance for loan losses for this loan is $5,000 at December 31, 2006. Unrecognized interest on the loan at December 31, 2006 is approximately $2,300. CN Bancorp is not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired.

At December 31, 2005, CN Bancorp had two loans on non-accrual status which were in process of collection with carrying amounts totaling $62,332: (1) an impaired secured commercial loan in the amount of $49,667; and (2) an unsecured commercial loan in the amount of $12,665. The amount of the specific allowance for loan losses for these loans was $15,795 at December 31, 2005. Unrecognized interest on the loans at December 31, 2005 was approximately $3,600. CN Bancorp was not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired.

Securities Portfolio

CN Bancorp, Inc.’s portfolio is composed primarily of notes, bonds and mortgage-backed securities issued by the United States government and its direct and sponsored agencies and municipal bonds. The portfolio provides a source of liquidity, collateral for repurchase agreements and public funds as well as being a means of diversifying CN Bancorp, Inc.’s earning asset portfolio. While CN Bancorp, Inc. generally intends to hold its investment portfolio assets until maturity, a significant portion of the portfolio is classified as available for sale. Securities so classified are accounted for at fair value with the unrealized appreciation and depreciation reported as a separate component of stockholders’ equity, net of income tax effects. Securities classified in the held to maturity category are accounted for at amortized cost. CN Bancorp, Inc. invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The table below presents the composition and carrying amounts of securities in the portfolio as of December 31, 2006 and December 31, 2005.

SECURITIES
	December 31,	December 31,
	2006	2005
(In thousands)
Available for sale securities:
Mortgage-backed securities	$2,995	$3,558
U.S Government agencies	13,283	20,323
	16,278	23,881
Held to maturity securities:
Mortgage-backed securities	3,430	4,159
U.S Government agencies	3,000	4,003
Municipal bonds	1,312	-
	7,742	8,162
Equity securities	794	774
Total securities	$24,814	$32,817

The tables below show the maturities and average weighted yields for the securities portfolio at December 31, 2006. The majority of the mortgage-backed securities have final maturity dates of less than seven years.

MATURITIES AND WEIGHTED AVERAGE YIELDS ON SECURITIES
AS OF DECEMBER 31, 2006

	Within one year		After one but within five years		After five		Unspecified
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands)
Amortized cost basis:
U.S. Government agencies	$7,201	3.90%	$9,276	3.95%	$-	-	$-	-
Mortgage-backed securities	160	3.40%	6,145	3.56%	230	5.20%	-	-
Municipal bonds	-	-	-	-	1,312	5.92%	-	-
Equity securities	-	-	-	-	-	-	794	4.48%
Total securities	$7,361	3.89%	$15,421	3.79%	$1,542	5.81%	$794	4.48%

Carrying Value:
U.S. Government agencies	$7,157		$9,127		$-		$-
Mortgage-backed securities	158		6,031		235		-
Municipal bonds	-		-		1,312		-
Equity securities	-		-		-		794
Total securities	$7,315		$15,158		$1,547		$794

The mortgage-backed securities are listed in the schedule above by their stated maturity dates; however, monthly principal payments are made, at varying amounts, which will shorten the time frames specified above for these securities.

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

The average balances and average rates paid on deposits during the years ended December 31, 2006 and 2005 are shown in the tables below. All deposits are domestic deposits.

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

	December 31, 2006		December 31, 2005
	Average Balance	Average Rate	Average Balance	Average Rate
(In thousands)
Interest bearing:
Demand deposits	$16,997	0.95%	$14,584	0.64%
Savings accounts	40,068	3.25%	40,310	2.02%
Time deposits	36,475	3.76%	35,247	2.92%
Non-interest bearing:
Demand deposits	37,187		37,329
Total	$130,727	2.17%	$127,470	1.52%

The table below shows the maturities and amounts of time certificates (there are no other time deposits) issued in denomination of $100,000 or more at December 31, 2006 and 2005.

	2006	2005
(In thousands)
Three months or less	$4,290	$1,227
Over three but within six months	2,603	2,726
Over six but within twelve months	3,421	6,119
Over twelve months	4,946	1,437
Total	$15,260	$11,509

Other Borrowed Funds

CN Bancorp, Inc. enters into sales of securities under agreements to repurchase the same securities with customers, which mature from one day to 30 days from the transaction date. These transactions are accounted for as borrowings and are secured by notes and bonds in the investment portfolio.

The table below sets forth information regarding borrowing from repurchase agreements during the years ended December 31, 2006 and 2005.

	December 31,	December 31,
	2006	2005
(In thousands)
Total outstanding at period-end	$291	$548
Average interest rate at period-end	1.25%	1.25%
Average balance during the period	$625	$1,498
Average interest rate during the period	1.28%	0.80%
Maximum balance during the period	$3,540	$3,346

CN Bancorp, Inc. had no long-term debt during 2006 or 2005.

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

In addition, we offer our customers the ability to access information about their accounts and view information about County National Bank’s services and products on County National Bank’s website, www.countynational.com. Online banking permits customers to pay bills, transfer funds among accounts, download information to financial software packages, and send e-mails to County National Bank personnel.

Securities brokerage and insurance products are offered to customers through an affiliation with a broker/dealer.

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

Employees

County National Bank had 41 full time employees and 5 part time employees as of December 31, 2006. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. CN Bancorp, Inc. has no employees.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (“GLBA”). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

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

The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, CN Bancorp, Inc. may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

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

The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. CN Bancorp, Inc. is currently exempt from most of these risk-based capital measures because of its size (less assets then prescribed by regulation). However, the Federal Reserve Board still requires that CN Bancorp, Inc. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

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

The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply various requirements of the USA Patriot Act to financial institutions such as CN Bancorp. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and business consequences for the institution. CN Bancorp has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Gramm-Leach-Bliley Act

The GLBA altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company or a subsidiary of a bank that qualifies as a financial subsidiary is permitted to engage in activities that are financial in nature or incidental or complementary to a financial activity. The activities that the GLBA expressly lists as financial in nature include insurance activities, providing financial and insurance advisory services, underwriting services, and limited merchant banking activities. To become eligible for these expanded activities, a bank holding company must be approved by the Federal Reserve Board as a financial holding company.

The GLBA also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure

Capital Adequacy Guidelines

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

Prompt Corrective Action

Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. Under applicable regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”); (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the Federal Deposit Insurance Corporation formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the Federal Deposit Insurance Corporation or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the Federal Deposit Insurance Corporation will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Assessment rates for BIF insured deposits currently range from 5 basis points to 43 basis points. County National Bank has been assigned to a capital and supervisory subcategory that has an assessment rate of 5%. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the approximately $8.1 billion Financing Corporation noncallable bonds issued in the late 1980s as part of the government rescue of the thrift industry. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The Federal Deposit Insurance Corporation has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of CN Bancorp, Inc.

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

Transactions with Affiliates and Insiders

County National Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of County National Bank and also limit the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•
with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The Federal Reserve Board has proposed an amendment to Regulation W that would limit the aggregate amount of loans that may be purchased by a bank from its affiliates to no more than 100% of the bank’s capital stock and surplus. This amendment has not yet been adopted.

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

Liquidity

County National Bank is subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, amounts in transaction accounts above $8,500,000 and up to $45,800,000 must have reserves held against them in the ratio of 3% of the amount. Amounts above $45,800,000 require reserves of $1,119,000 plus 10% of the amount in excess of $45,800,000.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as “Check 21.” The new law, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	requiring that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Consumer Credit Reporting

On December 4, 2003, President George W. Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

•
for entities that furnish information to consumer reporting agencies (which would include us), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because none of our affiliates is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;
•	indexing deposit insurance coverage levels for inflation beginning in 2012;
•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and
•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. The rules adopted include:

•	Inflation Index; Certain Retirement Accounts and Employee Benefit Plan Accounts (effective 10/12/2006);
•	One-time Assessment Credit (effective 11/17/2006);
•	Assessment Dividends (effective 1/1/2007);
•	Operational Processes Governing the FDIC’s Deposit Insurance Assessment Statement (effective 1/1/2007);
•	Risk-Based Assessment System (effective 1/1/2007);
•	Designated Reserve Ratio (effective 1/1/2007); and
•	Official FDIC Sign and Advertising of FDIC Membership (effective 11/13/2007).

Other Regulations

Interest and other charges we collect or contract for are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Our loan operations are also subject to federal laws applicable to credit transactions, such as the following:

•	The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to the following:

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Proposed Legislation and Regulatory Actions

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect Of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Description of Properties

The executive offices of CN Bancorp, Inc. and County National Bank are located at 7401 Ritchie Highway, Glen Burnie, Maryland 21061. The following sets forth certain information regarding the offices of CN Bancorp, Inc. and County National Bank.

Glen Burnie, Maryland

Since July 1997, County National Bank has leased three contiguous parcels from Tate Properties, L.L.C.: (1) 0.38 acres of land at 7405 Ritchie Highway, Glen Burnie, Maryland on which we constructed a 2,922 square foot branch building; (2) 0.725 acres of land with a 8,811 square foot building at 7401-7403 Ritchie Highway, Glen Burnie, Maryland which we use for our administrative offices; and (3) a 1,290 square foot house on a 0.26 acre lot available for sublease (was previously leased to an unrelated tenant for $1,050 per month).

The landlord is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The initial term of the lease expired in May 2001 and County National Bank is in the second five-year renewal period of the lease with a monthly rent payment of $12,706 at December 31, 2006. The monthly rent increases annually based on increases in the consumer price index for the Washington Baltimore area. The lease contains an additional five-year renewal option as well as an option for the Bank to purchase the parcels from January 1, 2015 until May 1, 2016 at their appraised value. County National Bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the parcels.

Pasadena, Maryland

County National Bank leases 0.68 acres of land containing a 1,500 square foot building at 4001 Mountain Road, Pasadena, Maryland from an unaffiliated party for use as a bank branch. The initial term of the lease expired in September 2001 and County National Bank is in the second five-year renewal period of the lease with a monthly rent payment of $1,686 per month. The monthly rent increases annually based on increases in the consumer price index for the Washington-Baltimore area. The lease contains three additional five-year renewal options, a right of first refusal in the event of the sale of the property and an option for County National Bank to purchase the property for its appraised value from January 1, 2026 until May 30, 2026. County National Bank is responsible for payment of real estate taxes, insurance, utilities and maintenance for the property.

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

Millersville, Maryland

County National Bank leases a building site on Veterans Highway, Millersville, Maryland on which it built a new branch office. The owner/landlord of the site is an entity owned by the family of Creston G. Tate, a stockholder and director of CN Bancorp, Inc. and a director of County National Bank. The lease is for a five year term beginning in June 2003 but is renewable for seven additional five-year terms at the option of the Bank and contains the right of first refusal in the event of the sale of the property. The monthly rent payment at December 31, 2006 is $5,472. The monthly rent increases annually based on increases in the consumer price index for the Washington-Baltimore area. The branch was opened for business in January 2004.

Linthicum, Maryland

In February 2003, County National Bank leased, effective January 1, 2003, the buildings and real property located at 504 and 506 Camp Meade Road, Linthicum, Maryland primarily for use as a future branch site. The lease has an initial term of five years with four options to renew for five years each. The monthly rent increases annually based upon increases in the consumer price index for the Washington Baltimore area. The monthly rent amount at December 31, 2006 is $4,196. County National Bank has sublet one of the buildings for five years at $2,800 per month. The subtenant has one, five year renewal option but the rent amount for the renewal period would be negotiated at the renewal. The Bank started construction of the branch the first quarter of 2007.

Item 3. Legal Proceedings

CN Bancorp, Inc. and County National Bank are not currently involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders - None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	97,500	$14.36	149,815
Equity compensation plans not approved by security holders (2)	-	-	50,000
Total	97,500	$14.36	199,815

(1) Consists of the Company’s Stock Option Plan and the Employee Stock Purchase Plan.
(2) Consists of the Company’s Director Stock Purchase Plan.

COMMON STOCK AND DIVIDENDS

CN Bancorp, Inc. common stock is not currently traded on an organized exchange or on the Nasdaq Stock Market. In August 2002, CN Bancorp, Inc.’s common stock was first quoted for trading on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CNBE.” Prior to August 2002, the common stock was traded only in private transactions and only on a very limited and sporadic basis. Since August 2002, the common stock has traded only sporadically and no assurance can be given that an active or established market will develop in the foreseeable future. The following table sets forth the high and low sales prices for the stock during each calendar quarter in 2006 and 2005. These sales may not be representative of value due to the infrequency of trades and the limited market for our common stock.

	2006		2005
	High	Low	High	Low
First Quarter	$16.00	$14.35	$14.25	$13.70
Second Quarter	17.00	16.25	16.50	13.70
Third Quarter	16.05	15.65	15.50	14.05
Fourth Quarter	26.00	21.00	15.00	13.50

CN Bancorp, Inc. had 391 stockholders of record at March 6, 2007. Common stock outstanding at that date was 1,728,011 shares. In addition, on March 6, 2007, CN Bancorp, Inc. had outstanding a total of 97,500 shares vested under option plans, including 51,000 options to purchase common shares at $14.50 per share and 46,500 options to purchase common shares at $14.20 per share.

CN Bancorp, Inc. declared four regular dividends (March, June, September and December) of $.07 per share ($.28 per share for the year) and one bonus dividend (December) of $.07 per share in 2006. In 2005, CN Bancorp, Inc. declared four quarterly dividends of $.05 per share ($.20 per share for the year) and one bonus dividend (December) of $.05 per share. CN Bancorp, Inc.’s continued ability to pay dividends will depend on its compliance with certain dividend regulations imposed upon it as a bank holding company by the Federal Reserve Board. In addition, CN Bancorp, Inc.’s ability to pay dividends may depend on the ability of County National Bank to pay dividends to CN Bancorp, Inc. County National Bank may not be able to pay dividends to CN Bancorp, Inc. unless it complies with certain regulatory requirements. In addition, CN Bancorp, Inc. will consider a number of other factors, including its earning prospects, financial condition and cash needs before deciding to pay additional dividends in the future.

Recent Sales of Unregistered Securities

In June 1997, CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares of common stock at $10.00 per share to organizers of County National Bank. These warrants were exercised in the amount of 50,831 in 2006, 272,600 shares in 2005 and 20,000 in 2004. The proceeds from the exercises of the warrants were used for general corporate purposes. The proceeds from the warrant exercises were $508,310 in 2006, $2,726,000 in 2005 and $200,000 in 2004. All the warrants were exercised prior to their expiration in March 2006.

There were no underwriting discounts or commissions paid with respect to the issuance of the common stock upon exercise of the warrants. CN Bancorp, Inc. believes that the issuance of the shares of common stock upon exercise of the warrants are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, CN Bancorp, Inc. is taking reasonable care to assure that the purchasers of the common stock upon exercise of the warrants are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, placing appropriate restrictive legends on the share certificates.

Item 6. Management’s Discussion and Analysis

CN Bancorp, Inc. is the bank holding company for County National Bank. CN Bancorp, Inc.’s principal asset is its investment in all of the issued and outstanding capital stock of County National Bank, and its principal business is commercial banking.

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

County National Bank serves its customers from branches in Glen Burnie, Pasadena, Odenton and Millersville, Maryland. County National Bank has leased land in Linthicum, Maryland on which it plans to build a branch in 2007.

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table summarizes the selected consolidated financial information and other financial data. The selected statement of financial condition and statement of operations data are derived from the audited consolidated financial statements for the years ended December 31, 2006 and 2005. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At and for the Year Ended December 31,	At and for the Year Ended December 31,
(In thousands except per share data)	2006	2005

Statement of Operations Data:
Interest income	$8,981	$7,091
Interest expense	2,843	1,950
Net interest income	6,138	5,141
Provision for loan losses	163	184
Net interest income after provision for loan losses	5,975	4,957
Other income	1,210	1,178
Other expense	4,990	4,484
Income before taxes	2,195	1,651
Income taxes	794	567
Net income	$1,401	$1,084

Per Share Data:
Earnings per share, basic	$0.82	$0.76
Earnings per share, diluted	0.81	0.71
Cash dividends (five dividends in 2006 and 2005)	0.35	0.25
Book value per share	11.97	11.47
Tangible book value per share	11.97	11.47

Weighted average shares outstanding, basic	1,715,073	1,435,278
Weighted average shares outstanding, diluted	1,738,699	1,521,542
Shares outstanding at end of period	1,728,011	1,664,342

Statement of Financial Condition Data:
Total Assets	$160,792	$147,596
Securities available for sale, at fair value	16,279	23,881
Securities held to maturity, at cost	7,742	8,162
Loans receivable, net of unearned income	99,978	89,426
Allowance for loan losses	1,010	864
Premises and equipment, net	3,685	3,914

Non-interest bearing deposits	37,947	37,666
Interest bearing deposits	100,716	89,418
Total deposits	138,663	127,084

Securities sold under agreements to repurchase	291	548
Stockholders' equity including unrealized gains and losses	20,692	19,097

Selected Performance and Other Ratios:
Return on average stockholders' equity	6.96%	6.54%
Return on average assets	0.92%	0.74%
Net interest margin	4.34%	3.80%
Non-interest income to average assets	0.79%	0.81%
Non-interest expenses to average assets	3.27%	3.07%
Dividend payout ratio	43.07%	35.09%
Number of branches	4	4
Allowance for loan losses to total loans	1.01%	0.97%
Non-performing loans to total loans	0.04%	0.07%
Allowance for loan losses to non-performing loans	2,525.00%	1,386.13%

Applicable Company Capital Ratios:
Tier 1 risk-based capital	19.5%	19.9%
Total risk-based capital	20.5%	20.8%
Leverage capital	13.1%	12.9%
Stockholders' equity to total assets	12.9%	12.9%

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements within the meaning of Section 27A of The Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934 in filings with the Securities and Exchange Commission (including this Annual Report to Stockholders ) that are subject to risks and uncertainties. These forward-looking statements include: the Letter from the Chairman, President and Chief Executive Officer, Management’s Discussion and Analysis of Financial Condition and Results of Operations, statements of CN Bancorp's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, market risk, off-balance sheet arrangements and interest rate risks, and statements of its ability to achieve financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by, among other things: the amount and timing of future changes in interest rates and other economic conditions, management's estimates and projections of future interest rates and other economic conditions; future laws and regulations, including accounting principles; and a variety of other matters which, by their nature, are subject to significant uncertainties. You should not put undue reliance on any forward-looking statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the annual report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. See “Forward-Looking Statements.”

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. should be read in conjunction with CN Bancorp, Inc.’s audited consolidated financial statements, including the related footnotes, included elsewhere in this annual report.

GENERAL

Overview

The Company continued a pattern of growth during the year ended December 31, 2006. This growth has resulted in improved operating results as compared to prior periods. Key measurements and events for the year ended December 31, 2006 include the following:

•	Total assets as of December 31, 2006 increased by 8.9% to $161 million as compared to $148 million as of December 31, 2005.

•	Net loans outstanding increased by 11.8% to $99 million as of December 31, 2006 from $89 million as of December 31, 2005.

•	Deposits as of December 31, 2006 were $139 million, an increase of $12 million or 9.1% from December 31, 2005.

•	The Company’s net income increased to $1,401,268, or 29.2%, for the year ended December 31, 2006 as compared to net income of $1,084,307 for the year ended December 31, 2005.

•
Net interest income, the Company’s main source of income, was $6.1 million during the year ended December 31, 2006 compared to $5.1 million for the same period in 2005. This represents an increase of 19.4% for the year December 31, 2006 as compared to 2005.

•	Non-interest income increased by $31,142 or 2.6%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

•
Non-interest expenses increased by $505,615 or 11.3%, for the year ended December 31, 2006, as compared to 2005. The 2006 increase includes $150,000 of merger related costs which comprised 29.7% of the increase.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

CN Bancorp, Inc. has continued to experience growth since it started operations in December 1996. Assets increased $13,196,656 (8.9%) to $160,792,498 at December 31, 2006 from $147,595,842 at December 31, 2005. Increases in loans comprised the majority of the increase in assets. The increase in assets was funded by increases in deposits. Net income increased by 29.2% primarily resulting from the increase in earning assets and market interest rate levels.

Agreement to Merge

On December 13, 2006, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Sandy Spring Bancorp, Inc. (Sandy Spring), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. The Merger Agreement also provides for the merger of County National Bank with and into Sandy Spring Bank, a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $25.00 in cash (Cash Election Price), or (ii) 0.6657 of a share of Sandy Spring’s common stock. Each stockholder of the Company will be entitled to elect the number of its shares of Company common stock to be exchanged for the Cash Election Price, subject to a pro-ration which will provide that Sandy Spring will pay cash for a minimum of 40% and a maximum of 50% of the outstanding shares of Company common stock and issue shares of Sandy Spring common stock in exchange for a minimum of 50% and a maximum of 60% of the outstanding shares of Company common stock. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock. Outstanding options to purchase Company common stock granted under the Company’s equity plans will be automatically converted into fully vested options to purchase Sandy Spring common stock, provided that Sandy Spring may offer to cash out options for a per share payment equal to the difference between the Cash Election Price and the per share exercise price of such option.

The Merger Agreement contains customary representations, warranties and covenants. The completion of the merger is subject to customary conditions which include the adoption and approval of the merger and the Merger Agreement by the stockholders of the Company and the receipt of all required regulatory approvals. The Merger Agreement also provides for termination rights and penalties for termination of the Merger Agreement under stated circumstances.

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

The most significant accounting policies followed by CN Bancorp, Inc. are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

CN Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. CN Bancorp, Inc.’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning CN Bancorp, Inc.’s allowance for loan losses and related matters, see “Provision for Loan Losses” below.

The Company has adopted Statement No. 123(R), Share-Based Payment, as of January 1, 2006 which requires that compensation cost related to share-based payment transactions be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement requires the recording of compensation costs for stock purchase options awarded, if any. The Company is not required to award options under any of these plans. There were no options granted under any of these plans during 2006. Prior to January 1, 2006, CN Bancorp, Inc. had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, but applied Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option and stock purchase plans.

FINANCIAL CONDITION

The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) increased by $10,406,033 (11.8%) from $88,561,597 at December 31, 2005 to $98,967,630 at December 31, 2006. Loans receivable, net, comprise 61.5% of assets ($160,792,498) as of December 31, 2006 and 60.0% of assets ($147,595,842) at December 31, 2005.

Residential real estate loans, excluding construction loans, increased $1,881,205 (6.4%) from $29,306,514 at December 31, 2005 to $31,187,719 at December 31, 2006. Commercial real estate loans, excluding construction loans, increased $5,059,539 (17.2%) from $29,420,805 at December 31, 2005 to $34,480,344 at December 31, 2006. Real estate construction loans increased by $3,995,487 (92.3%) from $4,329,827 at December 31, 2005 to $8,325,314 at December 31, 2006. Commercial loans increased by $189,633(0.9%) from $22,366,771 at December 31, 2005 to $22,556,404 at December 31, 2006. CN Bancorp, Inc. continued to concentrate on real estate secured lending for predominately owner-occupied properties as well as commercial loans. Consumer loans decreased by $501,130 (12.7%) from $3,948,754 at December 31, 2005 to $3,447,624 at December 31, 2006.

The allowance for loan losses was $1,010,000 (1.01% of loans) at December 31, 2006. The allowance was $864,000 (0.97% of loans) at December 31, 2005. At December 31, 2006, non-accrual loans totaled $40,000 as compared to $62,332 at December 31, 2005. Loans charged off in 2006 totaled $35,210 as compared to $140,728 during 2005. Recoveries on charged off loans were $18,294 during 2006 as compared to $20,418 in 2005.

During 2003, the Bank sold loan participations to family members of a director of the Bank and the Company on a non-recourse basis. Under these transactions, the family members acquired undivided percentage interests in specific loans held by the Bank. The participations were sold under the same terms and conditions as loan participations sold to non-related entities. The total amount of the loan participations sold was $2,058,741. The total loan participation amount outstanding at December 31, 2006 and December 31, 2005 was $601,950 and $673,026, respectively.

The securities portfolio at December 31, 2006 amounted to $24,814,135, a decrease of $8,003,243, or 24.4% from the amount at December 31, 2005. Funds obtained through security repayments were invested primarily in overnight funds and loans. Available for sale investment securities decreased to $16,278,622 at December 31, 2006 from $23,881,126 at December 31, 2005. Held to maturity securities decreased to $7,741,713 at December 31, 2006 from $8,162,452 at December 31, 2005. The carrying value of available for sale securities includes net unrealized losses of $303,986 at December 31, 2006 (reflected as unrealized losses of $186,617 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $455,320 ($279,521 net of taxes) as of December 31, 2005. Unrealized losses (and unrealized gains) are the result of interest rate levels differing from those existing at the time of securities’ acquisition and, as to mortgage backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on December 31, 2006 and 2005 and are subject to change daily as interest rates fluctuate. CN Bancorp has the intent and the ability to hold the securities to the maturity of the securities or the time required for the value of the securities to equal or exceed their cost.

Deposits are the major source of funds for lending and investment activities. Deposits increased $11,578,741 (9.1%) to $138,663,177 at December 31, 2006 from $127,084,436 at December 31, 2005. Non-interest bearing deposits increased 0.7%, savings deposits increased 13.2%, interest bearing demand deposits decreased 7.2% and certificates of deposit increased 21.1% during the year ended December 31, 2006. Included in the December 31, 2006 and 2005 savings deposits are two savings accounts of related customers with total balances of approximately $8 million.

Total stockholders’ equity was $20,692,366 at December 31, 2006 representing an increase of $1,595,787 from December 31, 2005. The increase from December 31, 2005 was attributable to the proceeds from the sale of stock under the Dividend Reinvestment and Stock Purchase Plan of $196,790, proceeds of $508,310 from sales of stock in connection with warrants being exercised, earnings of $1,401,268, a decrease in unrealized losses on available for sale investment securities of $92,904 less dividends of $603,485 ($0.35 per share).

At December 31, 2006, we continued to exceed all regulatory capital requirements to be considered a “well capitalized” financial institution under federal regulations.

RESULTS OF OPERATIONS

Net income

Net income for the year ended December 31, 2006 was $1,401,268, an increase of $316,961, or 29.2%, from $1,084,307 during 2005. Net income increased in 2006 as compared to 2005 because increases in net interest income and non-interest income exceeded increases in operating expenses. Net interest income increased by 19.4% and non-interest income increased 2.6% during 2006 versus 2005 while operating expenses increased by 11.3% during the same period. Net income was adversely affected during 2006 by merger related expenses in the amount of $150,000. These efforts resulted in the execution of a merger agreement during December 2006.

CN Bancorp, Inc.’s return on average equity was 6.96% in 2006 and 6.54% in 2005 as net income increased as market interest rates increased in 2006, the Company is operating more efficiently and utilizing the capital raised in late 2004. The return on average assets was 0.92% in 2006 and 0.74% in 2005.

Net Interest Income and Net Interest Margin

Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities. CN Bancorp, Inc.’s principal interest earning assets are loans to businesses and individuals. Interest-bearing liabilities consist primarily of savings accounts, money market accounts and certificates of deposit. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets.

Total interest income increased by $1,890,432 or 26.6% to $8,981,348 for the year ended December 31, 2006 as compared to 2005. This increase was primarily attributable to the increase in market interest rates and the increase in interest bearing assets during 2006. Average interest earning assets increased by $6,222,000 to $141,453,000 in 2006 and the yield on the interest earning assets increased to 6.35% in 2006 from 5.24% in 2005.

Interest expense increased by $893,187 or 45.8% to $2,843,309 for the year ended December 31, 2006 as compared to 2005. This increase was primarily attributable to the rising market interest rates during 2006 and the increase in interest bearing liabilities during 2006. Average interest bearing liabilities increased by $2,526,000 to $94,165,000 in 2006 and the cost of the interest bearing funds increased to 3.02% in 2006 from 2.13% in 2005.

Net interest income increased by $997,245, or 19.4%, during 2006 as compared to 2005. Net interest income increased because the average balance of interest earning assets increased more than the interest bearing liabilities. The net interest spread was 3.33% in 2006 as compared to 3.12% in 2005 due to interest rates on interest bearing assets increasing at a faster rate than rates on interest bearing liabilities. The net interest margin was 4.34% in 2006 and 3.80% in 2005.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the years ended December 31, 2006 and 2005.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Years Ended December 31,
(in thousands)		2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$14,995	$757	5.05%	$12,285	$405	3.30%
Interest bearing deposits	2,330	94	4.03%	3,282	94	2.86%
Investment securities	29,821	1,076	3.61%	36,086	1,162	3.22%

Loans receivable	95,257	7,054	7.41%	84,411	5,430	6.43%
Allowance for loan losses	(950)	-	-	(833)	-	-
	94,307	7,054	7.48%	83,578	5,430	6.50%
Total Interest Earning Assets	141,453	8,981	6.35%	135,231	7,091	5.24%
Non-interest earning assets	11,077			10,964
Total Assets	$152,530			$146,195

Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$16,997	$161	0.95%	$14,584	$93	0.64%
Savings accounts	40,068	1,302	3.25%	40,310	816	2.02%
Time deposits	36,475	1,372	3.76%	35,247	1,029	2.92%
Securities sold under agreements
to repurchase	625	8	1.28%	1,498	12	0.80%

Total Interest Bearing Liabilities	94,165	2,843	3.02%	91,639	1,950	2.13%

Non-interest Bearing Liabilities:
Demand deposits	37,187			37,329
Other	1,039			652
Total Liabilities	132,391			129,620
Stockholders' equity	20,139			16,575
Total Liabilities and Equity	$152,530			$146,195

Net Interest Income		$6,138			$5,141

Net Interest Spread			3.33%			3.11%
Net Interest Margin			4.34%			3.80%
Ratio of Interest-Earning Assets
To Interest-Bearing Liabilities	150.22%			147.57%

Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The tables below present the relative contribution of changes in volumes and changes in rates to the changes in net interest income for 2006 and 2005. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

RATE/VOLUME ANALYSIS

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds and interest bearing
deposits with banks	$62,154	$289,391	$351,545	$(8,432)	$270,072	$261,640
Securities	(206,510)	121,180	(85,330)	156,622	47,028	203,650
Loans receivable	706,749	917,468	1,624,217	555,677	355,646	911,323
Net Change in Interest Income	562,393	1,328,039	1,890,432	703,867	672,746	1,376,613
Interest Bearing Liabilities:
Interest bearing deposits	3,160	894,134	897,294	133,086	578,330	711,416
Note payable	-	-	-	-	-	-
Securities sold under agreements
to repurchase	(6,950)	2,843	(4,107)	(4,975)	680	(4,295)
Net Change in Interest Expense	(3,790)	896,977	893,187	128,111	579,010	707,121

Change in Net Interest Income	$566,183	$431,062	$997,245	$575,756	$93,736	$669,492

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

At December 31, 2006, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - 1.55% to 2.10%; commercial loans - 1.16% to 1.96%; and mortgage loans - 0.30% to 1.05%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is reviewed at least quarterly. Loans are assigned a risk rating based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. During 2006, there were no significant changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate.

At December 31, 2006, the “low” and “high” allowance determination resulted in a “low” allowance of .81% of loans and a “high” allowance of 1.11% of loans. The actual allowance for loan losses was 1.01% of loans.

The provision for loan losses was $162,916 during the year ended December 31, 2006 as compared to $184,310 for the year ended December 31, 2005, an 11.6% decrease. The decrease in provision for loan losses reflects the decrease in loan losses incurred during 2006 as well as the general low level of losses experienced during the last several years.

The allowance for loan losses represents 1.01% and 0.97% of loans receivable at December 31, 2006 and December 31, 2005, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below sets forth the period end loans receivable balances and summarizes CN Bancorp, Inc.’s loan loss experience for the periods presented as well as certain ratios related to net charge-offs and the allowance for loan losses as a percent of the total loan portfolio.

	Year Ended December 31,
	2006	2005
Allowance for loan losses:
Beginning balance	$864,000	$800,000
Charge-offs:
Mortgage loans	-	(50,027)
Commercial loans	(6,665)	-
Consumer loans	(28,545)	(90,701)
	(35,210)	(140,728)
Recoveries:
Commercial loans	6,665	10,938
Consumer loans	11,629	9,480
	18,294	20,418
Net charge-offs	(16,916)	(120,310)
Provision for loan losses	162,916	184,310
Ending balance	$1,010,000	$864,000
Ratios:
Net charge-offs to average loans	0.02%	0.14%
Net charge-offs to provision for loan losses	10.38%	65.28%
Allowance for loan losses to loans receivable	1.01%	0.97%

The table below presents information regarding non-performing loans at December 31, 2006 and 2005.

NON-PERFORMING LOANS

	December 31,	December 31,
	2006	2005
Non-accruing loans	$40,000	$62,332
Accruing loans past due 90 days or longer	-	-
Total non-performing loans	$40,000	$62,332
Non-accruing loans:
Interest income not recorded on non-accruing loans	$2,300	$3,646
Interest income included in net income for period on non-accruing loans collections	-	-
Ratios:
Non-performing loans to total loans	0.04%	0.07%
Non-performing loans to total assets	0.02%	0.04%
Allowance for loan losses to non-performing loans	2,525.00%	1,386.13%
Commitments to lend additional funds to non-performing loan customers	-	-
Restructured loans:	None	None

The table below illustrates the estimated breakdown of the allowance for loan losses as allocated to various segments of the loan portfolio.

	ALLOWANCE FOR LOAN LOSSES BY CATEGORY

	December 31, 2006		December 31, 2005
	Allocated Allowance Amount	% of Loans in each Category to Total Loans Receivable	Allocated Allowance Amount	% of Loans in each Category to Total Loans Receivable
(In thousands)
Consumer loans	$115	3.4%	$95	4.4%
Home Equity loans	24	11.1%	26	11.8%
Real estate loans	448	62.9%	284	58.8%
Commercial loans	375	22.6%	348	25.0%
Unallocated to loan type	48		111
	$1,010	100.0%	$864	100.0%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income increased $31,142 or 2.6%, to $1,209,963 for the year ended December 31, 2006 as compared to $1,178,821 during 2005. This increase was primarily attributable to the increase in overdraft fees, continued increases in the number of customer accounts, usage of debit cards by customers and the use of owned ATM machines by non-customers. Also contributing to the increase in non-interest income was a $25,000 gain on the sale of foreclosed personal property and the increase in earnings on owned life insurance policies of $9,951 or 11.3% resulting from the higher interest rate environment during 2006 and additional investment in life insurance policies. These increases were partially offset by the lack of any gain on sales of loans during 2006, compared to a gain on sale of loans of $35,437 during 2005. The sale of loans is not a usual activity for the Company.

Non-interest Expense

Non-interest expense was $4,989,643 during the year ended December 31, 2006 representing an increase of $505,615 or 11.3%, as compared to $4,484,028 during 2005. The expense category comprising the largest changes in 2006 as compared to 2005 were: increase in compensation and related benefits of $223,508 (9.3%); increase in occupancy expenses of $32,645 (7.5%); increase in marketing and advertising expenses of $55,880 (75.0%); the decrease in depreciation and amortization expenses of $32,345 (9.4%); the increase in directors’ fees of $17,330 (18.0%); and, merger related activities expenses of $150,000 in 2006 (none in 2005). The increase in compensation and benefits resulted from normal salary increases and increased benefit costs. Occupancy costs increased because of higher energy costs and normal rent increases. Marketing expenses rose during 2006 as the Company increased its image advertising efforts. Depreciation and amortization expense declined as more assets were fully amortized during 2006 and 2005. Directors’ fees increased reflecting merger efforts. Merger related activities expenses are comprised primarily of legal fees relating to review and negotiations of merger proposals and the final agreement to merge.

Income Taxes

Income tax expense was $794,175 (36.2% of pre-tax income) for the year ended December 31, 2006 as compared to $566,970 (34.3% of pre-tax income) for 2005. The increase in the effective tax rate in 2006 versus 2005 reflects the non-deductibility of $67,000 of merger related expenses and higher state income taxes, as the amount of state tax-exempt interest income became a smaller portion of income before income taxes.

ASSET/LIABILITY MANAGEMENT

A principal objective of CN Bancorp, Inc.’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest-earning assets and interest-bearing liabilities. The asset/liability committee and the executive committee of the board of directors of County National Bank oversee this review.

The executive committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank’s earnings resulting from movements in the market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports provide management with information to evaluate and manage rate sensitivity and adherence to policy. CN Bancorp, Inc.’s asset/liability policy’s goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.

As part of the interest rate risk sensitivity analysis, the asset/liability committee examines the extent to which CN Bancorp, Inc.’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

CN Bancorp, Inc. currently has a negative gap over the short term, which suggests that the net yield on interest bearing assets and liabilities may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents CN Bancorp, Inc.’s interest rate sensitivity at December 31, 2006. The table is based upon the earlier of the assets and liabilities re-pricing date or their maturity date.

RATE SENSITIVITY ANALYSIS

		December 31, 2006
	0-3	4-6	7-12	>1&<5
(in thousands)	Months	Months	Months	Years	5 YRS +	Total
Assets
Loans	$32,623	$5,459	$8,935	$46,749	$6,212	$99,978
Securities, at cost	1,000	711	5,875	15,262	1,476	24,324
Federal funds sold	23,613	-	-	-	-	23,613
Interest bearing deposits	1,891	-	-	-	-	1,891
Bank-owned life insurance	2,698	-	-	-	-	2,698

Total	61,825	6,170	14,810	62,011	7,688	152,504

		December 31, 2006
Continued	0-3	4-6	7-12	>1&<5
(in thousands)	Months	Months	Months	Years	5 YRS +	Total
Liabilities
Savings/Money
Market/NOW	60,128	-	-	-	-	60,128
Certificates of deposit	7,767	7,423	10,457	14,941	-	40,588
Repurchase agreements	291	-	-	-	-	291
Total	68,186	7,423	10,457	14,941	-	101,007

GAP:
Period	$(6,361)	(1,253)	4,353	47,070	7,688	$51,497
Cumulative		$(7,614)	$(3,261)	$43,809	$51,497

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund fluctuations in the balance sheet and provide funds for growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally is maintained in cash and amounts due from banks and federal funds sold, totaled $27,410,288 at December 31, 2006 compared to $15,476,898 at December 31, 2005. Additional sources of asset liquidity include funds held in time deposits, cash flow from operations and the investment and loan portfolios. Liquidity needs may also be met by selling securities available for sale, selling loans, raising additional capital or borrowing funds. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $16,278,622 and $23,881,126 as of December 31, 2006 and December 31, 2005, respectively. However, because most of these securities were in an unrealized loss position at December 31, 2006, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider the sale of these securities to be a source of liquidity at December 31, 2006.

Potential liability liquidity sources include our ability to attract additional deposits at competitive interest rates. In addition, CN Bancorp, Inc. has established a $1.5 million unsecured federal funds borrowing facility and a $15 million secured borrowing facility with a correspondent commercial bank as a reliable source for short-term funds. Borrowings under the secured facility would be collateralized by securities in the investment portfolio. CN Bancorp, Inc. has never borrowed funds under this facility.

Management believes that CN Bancorp, Inc. has sufficient liquidity to meet its needs. Maturing certificates of deposit are usually retained as we offer competitive rates on certificates of deposit. Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

CN Bancorp, Inc. is a single bank holding company with no current business operations other than managing its investment in County National Bank, investing in loan participations from County National Bank and holding cash. CN Bancorp, Inc. pays its expenses from cash received from its loan participation portfolio, stock sales and from dividends, if any, from County National Bank. County National Bank may only pay dividends to CN Bancorp, Inc. if it complies with certain regulatory requirements.

CAPITAL ADEQUACY

The Company and the Bank are required to maintain capital ratios in accordance with guidelines adopted by the federal banking regulators. These guidelines are commonly known as Risk Based Capital Guidelines. Under these guidelines, banks are rated as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” based upon its capital levels. Banks that are classified as undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are subject to increased regulatory oversight.

Risk-based capital standards require a bank to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets to be considered “adequately capitalized.” The standards require a bank to have Tier 1 capital of at least 6% and total capital (including Tier 1 capital) of at least 10% of risk-weighted assets to be considered “well capitalized.” Tier 1 capital includes common stockholders’ equity, plus the net unrealized depreciation (or less the unrealized net appreciation) on securities available for sale, net of tax, less intangible assets.

The table below compares the Company’s and the Bank’s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the indicated periods.

RISK-BASED CAPITAL RATIOS

			Minimum Ratios
	December 31, 2006	December 31, 2005	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	20.5%	20.8%	8.0%	N/A
Bank	14.2%	13.6%	8.0%	10.0%
Tier I
Company	19.5%	19.9%	4.0%	N/A
Bank	13.2%	12.7%	4.0%	6.0%
Leverage Total
Company	13.1%	12.9%	4.0%	N/A
Bank	8.5%	8.0%	4.0%	5.0%

At December 31, 2006 and 2005, CN Bancorp, Inc. exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at December 31, 2006 total $2,002,067 ($1,960,855 at December 31, 2005).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate (commercial and consumer property), accounts receivable, inventory, plant and equipment as well as income producing properties. Commitments to extend credit total $12,226,451 at December 31, 2006 ($14,822,411 at December 31, 2005). We believe that we have adequate resources to fund all loan commitments.

County National Bank has entered into leases for its branches and office space, most of which contain renewal options. The minimum net noncancelable future rental commitments at December 31, 2006 were as follows:

Year Ending
December 31,
2007	$255,120
2008	200,064
2009	172,704
2010	172,704
2011	78,704

With the exception of the foregoing, the Company has no off-balance sheet arrangements, as defined, that have or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements

Letterhead

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CN Bancorp, Inc.
Glen Burnie, Maryland

We have audited the accompanying consolidated statement of financial condition of CN Bancorp, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CN Bancorp, Inc. and Subsidiary as of December 31, 2005, were audited by other auditors whose report dated January 20, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CN Bancorp, Inc. and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Rowles & Company, LLP

Baltimore, Maryland
January 25, 2007

Letterhead

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
CN Bancorp, Inc.
Glen Burnie, Maryland

We have audited the accompanying consolidated statements of financial condition of CN Bancorp, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CN Bancorp, Inc. and Subsidiary, as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Baltimore, Maryland
January 20, 2006

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$3,797,606	$4,214,570
Federal funds sold	23,612,682	11,262,328
Cash and cash equivalents	27,410,288	15,476,898
Interest bearing deposits	1,890,666	2,884,893
Investment securities - available for sale (Note 2)	16,278,622	23,881,126
Investment securities - held to maturity (Note 2)	7,741,713	8,162,452
Other securities (Note 2)	793,800	773,800
Loans receivable, net of allowance for loan losses of $1,010,000
in 2006 and $864,000 in 2005 (Note 3)	98,967,630	88,561,597
Property, equipment and leasehold improvements, net (Note 4)	3,685,217	3,914,253
Cash surrender value of life insurance policies	2,698,392	2,600,679
Other assets	1,326,170	1,340,144
Total Assets	$160,792,498	$147,595,842

LIABILITIES

Non-interest bearing deposits	$37,946,831	$37,666,022
Interest bearing deposits (Note 5)	100,716,346	89,418,414
Total deposits	138,663,177	127,084,436

Securities sold under agreements to repurchase (Note 6)	291,030	548,367
Accounts payable and accrued expenses	1,145,925	866,460
Total Liabilities	140,100,132	128,499,263

Commitments (Note 9)

STOCKHOLDERS’ EQUITY (Notes 7, 8 and 10)

Preferred stock - $.01 par value; authorized 5,000,000 shares.
Issued and outstanding: none at December 31, 2006 and 2005	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,728,011 shares at December 31,
2006 and 1,664,342 at December 31, 2005	17,280,107	16,643,415
Additional paid in capital	1,019,299	950,891
Retained earnings	2,579,577	1,781,794
Accumulated other comprehensive loss:
Unrealized losses on securities available for sale	(186,617)	(279,521)
Total Stockholders’ Equity	20,692,366	19,096,579

Total Liabilities and Stockholders’ Equity	$160,792,498	$147,595,842

The Notes to Consolidated Financial Statements are an integral part of these statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005

	2006	2005
Interest income:
Interest and fees on loans	$7,054,228	$5,430,011
Federal funds sold	756,931	405,290
Interest bearing deposits	93,923	94,019
Securities	1,076,266	1,161,596
Total interest income	8,981,348	7,090,916
Interest expense:
Other deposits	2,835,495	1,938,201
Repurchase agreements	7,814	11,921
Total interest expense	2,843,309	1,950,122

Net interest income	6,138,039	5,140,794

Provision for loan losses (Note 3)	162,916	184,310
Net interest income after provision for loan losses	5,975,123	4,956,484

Non-interest income:
Fees and service charges from depository accounts	950,486	938,330
Increase in cash surrender value of life insurance policies	97,713	87,762
Other income	136,764	117,292
Gain on sale of foreclosed personal property	25,000	-
Gain on sale of loans	-	35,437
Total non-interest income	1,209,963	1,178,821

Non-interest expenses:
Compensation and related expenses	2,616,163	2,392,655
Occupancy expense	466,298	433,653
Depreciation and amortization	311,326	343,671
Consulting expense	95,860	89,213
Data processes expense	197,095	192,529
Director fees	113,430	96,100
Advertising and marketing expense	130,384	74,504
Equipment maintenance costs	130,393	120,119
Electronic funds transfer fees	87,500	92,126
Stationery and office supplies	80,830	86,246
Merger related activities costs	150,000	-
Other operating expenses	610,364	563,212
Total non-interest expenses	4,989,643	4,484,028
Income before income taxes	2,195,443	1,651,277
Income tax expense (Note 11)	794,175	566,970
NET INCOME	$1,401,268	$1,084,307

Basic earnings per share	$.82	$.76
Diluted earnings per share	$.81	$.71
Dividends declared per share	$.35	$.25

The Notes to Consolidated Financial Statements are an integral part of these statements.

CN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2006 and 2005

	2006	2005

Net income	$1,401,268	$1,084,307

Change in unrealized gains and
(losses) on securities available for sale	151,334	(233,897)
Tax effect	(58,430)	100,515
Other comprehensive loss	92,904	(133,382)

Total comprehensive income	$1,494,172	$950,925

The Notes to Consolidated Financial Statements are an integral part of these statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2005

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2004	$13,845,652	$917,340	$1,078,002	$(146,139)	$15,694,855

Net income in 2005			1,084,307		1,084,307

Net change in unrealized gains and
(losses) on securities available for sale				(133,382)	(133,382)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan	71,763	33,551			105,314

Proceeds from warrant exercises	2,726,000				2,726,000

Dividends ($.25 per share)			(380,515)		(380,515)
Balance December 31, 2005	16,643,415	950,891	1,781,794	(279,521)	19,096,579

Net income in 2006			1,401,268		1,401,268

Net change in unrealized gains and
(losses) on securities available for sale				92,904	92,904

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan	128,382	68,408			196,790

Proceeds from warrant exercises	508,310				508,310

Dividends ($.35 per share)			(603,485)		(603,485)
Balance December 31, 2006	$17,280,107	$1,019,299	$2,579,577	$(186,617)	$20,692,366

The Notes to Consolidated Financial Statements are an integral part of these statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,401,268	$1,084,307
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	311,326	343,671
Gain on sale of foreclosed personal property	(25,000)	-
Gain on sale of loans	-	(35,437)
Deferred income taxes	(141,240)	(107,533)
Provision for loan losses	162,916	184,310
Increase in cash surrender value of life insurance policies	(97,713)	(87,762)
Increase in other assets	(43,216)	(204,803)
Increase in other liabilities	203,978	302,977
Amortization of premiums and discounts	(55,352)	8,515
Net cash provided by operating activities	1,716,967	1,488,245

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(10,568,949)	(11,651,132)
Decrease (increase) in interest bearing deposits	994,227	1,502,390
Investment in securities - available for sale	(4,740,093)	(3,966,092)
Investment in securities - held to maturity	(1,311,940)	-
Investment in other securities	(20,000)	(35,900)
Principal payments and redemption of securities	14,281,962	8,253,334
Proceeds from sales of foreclosed personal property	165,000	-
Proceeds from sale of loans	-	1,800,000
Investment in life insurance policies	-	(1,175,000)
Purchase of property, equipment and leasehold improvements	(82,290)	(78,737)
Net cash used by investing activities	(1,282,083)	(5,351,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	11,578,741	6,883,298
Net increase (decrease) in securities sold under agreements to repurchase	(257,337)	25,827
Proceeds from warrant exercises	508,310	2,726,000
Sales of common stock under Dividend Reinvestment Plan	196,790	105,314
Dividends paid	(527,998)	(269,464)
Net cash provided by financing activities	11,498,506	9,470,975

NET INCREASE (DECREASE) IN CASH	11,933,390	5,608,083
Cash at beginning of period	15,476,898	9,868,815
Cash at end of period	$27,410,288	$15,476,898

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,813,482	$1,943,101
Income taxes paid	$911,586	$495,154

The Notes to Consolidated Financial Statements are an integral part of these statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

CN Bancorp, Inc. (the Company) was incorporated in January, 1996 under the laws of the State of Maryland to serve as a bank holding company and formed County National Bank (the Bank) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Bank opened on December 19, 1996. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to government supervision, regulations and control.

The Bank’s primary business activity is the solicitation and acceptance of deposits from within its market area and the use of such funds in loans and investments. The Bank is subject to competition from other financial institutions and financial service companies.

Merger Agreement

On December 13, 2006, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Sandy Spring Bancorp, Inc. (Sandy Spring), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. The Merger Agreement also provides for the merger of County National Bank with and into Sandy Spring Bank, a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $25.00 in cash (Cash Election Price), or (ii) 0.6657 of a share of Sandy Spring’s common stock. Each stockholder of the Company will be entitled to elect the number of its shares of Company common stock to be exchanged for the Cash Election Price, subject to a pro-ration which will provide that Sandy Spring will pay cash for a minimum of 40% and a maximum of 50% of the outstanding shares of Company common stock and issue shares of Sandy Spring common stock in exchange for a minimum of 50% and a maximum of 60% of the outstanding shares of Company common stock. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock. Outstanding options to purchase Company common stock granted under the Company’s equity plans will be automatically converted into fully vested options to purchase Sandy Spring common stock, provided that Sandy Spring may offer to cash out options for a per share payment equal to the difference between the Cash Election Price and the per share exercise price of such option.

The Merger Agreement contains customary representations, warranties and covenants. The completion of the merger is subject to customary conditions which include the adoption and approval of the merger and the Merger Agreement by the stockholders of the Company and the receipt of all required regulatory approvals. The Merger Agreement also provides for termination rights and penalties for termination of the Merger Agreement under stated circumstances. Under the Merger Agreement, the Company will be permitted to continue to pay regular quarterly dividends not in excess of $0.07 per quarter and was required to suspend the issuance of shares under its Dividend Reinvestment and Stock Purchase Plan. As such, with respect to all dividends, if any, declared after the date of the Merger Agreement, all shareholders will receive payment in cash.

The Company has agreed to discontinue awarding options and any other rights to acquire common shares of the Company under the Company’s Dividend Reinvestment and Stock Purchase Plan, the Stock Option Plan, the Employee Stock Purchase Plan and the Director Stock Purchase Plan from the agreement date to the completion of the merger.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, County National Bank. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies - Continued

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. See below for a discussion of the determination of that estimate.

Investment Securities

Available-for-sale securities consist of bonds and notes not classified as trading securities or as held-to-maturity securities. These securities are reported at their fair value with the unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. A charge to operations would occur if the fair value of the securities declines below cost and the Company’s intention or ability to hold the securities to maturity changes.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in the fair value. The related write-downs would be included in earnings as realized losses.

Other Securities

As a member of the Federal Reserve Bank of Richmond (Federal Reserve) and the Federal Home Loan Bank of Atlanta (FHLB), the Company is required to acquire and hold stock in these entities. Ownership of stock in these entities is restricted to members and can only be sold to and acquired from the respective entities at par. The Company also owns stock in Atlantic Central Bankers Bank (ACBB) and Maryland Financial Bank (MFB), banks that generally offers product and services only to other banks. Ownership of the ACBB shares is restricted to banks, and there is no active market for the ACBB or the MFB shares. As there is no readily determinable fair value for these securities, they are carried at cost.

Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses and any unamortized deferred fees, costs, premiums and discounts. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued when, in management’s opinion, the full collection of principal or interest is in doubt, or a scheduled loan payment has become over ninety days past due, unless the obligation is well secured and in the process of collection. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.

The Company determines and recognizes impairment of loans in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income Recognition

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies - Continued

and Disclosures. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during the period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 114 is generally applicable to all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment unless such loans are subject to a restructuring agreement. Interest payments received are recognized as interest income or, if ultimate collectibility of principal is in doubt, are applied to principal.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic determination and evaluation of the adequacy of the allowance assesses various factors including; inherent losses in all significant loans; known deterioration in concentrations of credit, certain classes of loans or collateral; historical loss experiences; results of independent reviews of loan quality and the allowance for loan losses; trends in portfolio quality, maturity and composition; volumes and trends in delinquencies and non-accrual loans, risk management policies and practices; lending policies and procedures; economic conditions and downturns in specific local industries; loss history; and the experience and quality of lending management and staff. Estimated losses in the portfolio are determined by applying loss ratios to loan categories, other than impaired loans and loans considered substandard or doubtful, which are evaluated separately, to determine loss estimates.

The determination of the allowance for loan losses involves the use of various subjective estimates by management and may result in over or under estimations of the amount of inherent losses in the loan portfolio. To review the adequacy of the allowance, on a least a quarterly basis, management analyzes the loan portfolio through risk ratings. Each loan, other than impaired loans and loans considered substandard or doubtful, which are evaluated separately, is assigned a risk rating and estimated “low” and “high” loss percentages are applied to the loans in each rating. Management determines the loss percentages based upon its best estimates considering losses incurred. The allowance for loan losses is compared to this “low” and “high” range to ascertain that it is situated within the range.

The allowance is also compared on at least a quarterly basis to peer group levels. Management believes that the recorded allowance for loan losses is appropriate.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized to operations over the shorter of the lease term (including renewal options and purchase rights) or the life of the improvement.

Bank Owned Life Insurance

The Bank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchase of life insurance by the Bank on a select group of officers. The Bank is the owner and beneficiary of the policies. This life insurance is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the policies is included in other income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies - Continued

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as borrowings and recorded as a liability at the amount of the repurchase obligation. These transactions mature the next business day. The Company’s repurchase obligations are secured by Company owned securities with market values exceeding the obligations. These securities are segregated from other, non-pledged securities.

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concentration of Credit Risk

The Company grants loans to customers primarily in its market area in Maryland. The concentration of credit by type of loan is set forth in Note 3 below. The debtors’ ability to honor their contracts, including borrowing agreements, may be influenced by the economic conditions in the Company’s lending area.

The Company sells federal funds, which are not insured by the Federal Deposit Insurance Corporation, to up to three banking entities.

Comprehensive Income or Loss

Unrealized gains and losses on available for sale securities, net of tax, are reported as a separate component of the equity section in the consolidated statement of financial condition. Changes in the net unrealized gains and losses are components of comprehensive income or loss and are not included in reported net income or loss.

Advertising Costs

The Company expenses advertising costs as incurred.

Earnings Per Share

Basic EPS is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The determination of the amount of common stock equivalents arising from warrants and options issued by the Company requires the use of the average market price of the common shares during the year. The Company’s common shares are traded on the over-the-counter bulletin board (OTCBB) market. The volume of trading activity is light; therefore, management used the average price of all reported buy and sell transactions during the year ended December 31, 2006 and 2005 of $18.07and $14.52 per share, respectively, to determine dilutive shares during 2006 and 2005.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies - Continued

The weighted average number of common shares and dilutive securities (comprised of warrants and options) and resultant per share computations are as follows:

	2006	2005
Weighted average shares outstanding	1,715,073	1,435,278
Common stock equivalents	23,626	86,264
Average common shares and equivalents	1,738,699	1,521,542
Net income	$1,401,268	$1,084,307
Basic earnings per share	$.82	$.76
Diluted earnings per share	$.81	$.71

Stock Options

The Company has adopted Statement No. 123(R), Share-Based Payment, as of January 1, 2006 which requires that compensation cost related to share-based payment transactions be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement requires the recording of compensation costs for options or shares sold under the Company’s compensatory stock purchase and option plans, if any. The Company is not required to award options under any of these plans. There were no options granted under any of these plans during 2006.

Prior to January 1, 2006, the Company had adopted the disclosure-only provisions of SFAS No.123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, but applies Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. No compensation expense related to the Plans was recorded in 2005. If the Company had elected to recognize compensation cost based on fair value at the grant dates for the option awards under the compensatory plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as set forth below in 2005:

2005

Net income, as reported	$1,084,307
Less pro forma stock- based compensation expense determined under fair value method, net of related taxes for SOP options:	164,281
Pro forma net income	$920,026

Net income per share:
Basic - as reported	$.76
Basic - pro forma	.64
Diluted - as reported	.71
Diluted - pro forma	.60

The weighted average fair value of the stock options granted in December 2005 of $3.22 per option was estimated using the Black-Scholes option-pricing model with the following assumptions: Dividend yield- 1.40%; risk free interest rate- 4.42% to 4.51%; expected volatility- 12% and average life- 4 to10 years.

Reclassification

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment securities are summarized as follows:

AVAILABLE-FOR- SALE SECURITIES

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
Mortgage-backed securities	$3,105,245	$4,245	$114,627	$2,994,863
U.S. Government agency notes	13,477,363	1,215	194,819	13,283,759
	$16,582,608	$5,460	$309,446	$16,278,622
December 31, 2005:
Mortgage-backed securities	$3,670,094	$-	$112,180	$3,557,914
U.S. Government agency notes	20,666,352	-	343,140	20,323,212
	$24,336,446	$-	$455,320	$23,881,126

HELD-TO-MATURITY SECURITIES

December 31, 2006:
Mortgage-backed securities	$3,429,547	$-	$120,812	$3,308,735
Municipal bonds	1,312,084	9,911	1,287	1,320,708
U.S. Government agency notes	3,000,082	-	54,444	2,945,638
	$7,741,713	$9,911	$176,543	$7,575,081

December 31, 2005:
Mortgage-backed securities	$4,159,164	$-	$122,050	$4,037,114
U.S. Government agency notes	4,003,288	-	76,360	3,926,928
	$8,162,452	$-	$198,410	$7,964,042

There were no sales of securities during 2006 or 2005.

Securities with a carrying amount of $292,004 (cost of $292,693 and fair value of $292,004) are pledged to customers under repurchase agreements at December 31, 2006. Securities with a carrying amount of $250,182 (cost of $250,182 and fair value of $247,600) are pledged to a local municipality as partial security for performance letters of credit issued for the benefit of the municipality.

The stated maturity of securities available-for-sale and held-to-maturity are as follows at December 31, 2006:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Matures within 1 year	$6,360,701	$6,314,562	$1,000,727	$990,400
Matures after 1 through 5 years	9,991,526	9,729,434	5,428,902	5,263,973
Matures beyond 5 years	230,381	234,626	1,312,084	1,320,708
	$16,582,608	$16,278,622	$7,741,713	$7,575,081

Below are schedules of securities with unrealized losses at December 31, 2006 and 2005. Unrealized losses (and unrealized gains) are the result of interest rate levels differing from those existing at the time of securities’ acquisition and, as to mortgage backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on December 31, 2006 and are

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities - Continued

subject to change daily as interest rates fluctuate. The Company has the intent and the ability to hold the securities to the maturity of the securities or the time required for the value of the securities to equal or exceed their cost.

December 31, 2006	Continuous Unrealized Losses for Less than 12 Months			Continuous Unrealized Losses for 12 Months or More
			Unrealized			Unrealized
	Fair Value	#	Losses	Fair Value	#	Losses
Mortgage-backed securities:
Available for Sale	$-	-	$-	$2,760,237	5	$114,627
Held to Maturity	-	-	-	3,308,735	6	120,812
	-	-	-	6,068,972	11	235,439

U.S. Government agency notes:
Available for Sale	3,469,080	4	6,271	9,515,382	8	188,548
Held to Maturity	-	-	-	2,945,638	3	54,444
	3,469,080	4	6,271	12,461,020	11	242,992

Municipal bonds- Held to Maturity	201,518	1	1,287	-	-	-
Total	$3,670,598	5	$7,558	$18,529,992	22	$478,431

December 31, 2005	Continuous Unrealized Losses for Less than 12 Months			Continuous Unrealized Losses for 12 Months or More
			Unrealized			Unrealized
	Fair Value	#	Losses	Fair Value	#	Losses
Mortgage-backed securities:
Available for Sale	$361,444	1	$1,614	$3,196,470	5	$110,566
Held to Maturity	-	-	-	4,037,114	6	122,050
	361,444	1	1,614	7,233,584	11	232,616

U.S. Government agency notes:
Available for Sale	-	-	-	20,323,212	17	343,140
Held to Maturity	-	-	-	3,926,928	3	76,360
	-	-	-	24,250,140	20	419,500
Total	$361,444	1	$1,614	$31,483,724	31	$652,116

Other Securities

As a requirement for membership in the Federal Reserve and the FHLB, the Company is required to acquire and hold stock in these entities. The amount of stock that the Company is required to own is determined by separate formulas used by each entity. The Company also voluntarily acquired stock in ACBB and MFB. The Company records the Federal Reserve, FHLB, ACBB and MFB shares at cost. Investment in the shares of these entities is as follows:

	December 31,
	2006	2005
Federal Reserve Bank of Richmond stock	$282,000	$282,000
Federal Home Loan Bank of Atlanta stock	286,800	266,800
Atlantic Central Bankers Bank stock	75,000	75,000
Maryland Financial Bank stock	150,000	150,000
	$793,800	$773,800

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans and Allowance for Loan Losses

The Bank grants commercial and consumer loans to customers primarily in its market area of Anne Arundel County in Maryland. The principal categories of the loan portfolio are as follows:

	December 31,
	2006	2005
Commercial loans	$22,556,404	$22,366,771
Consumer loans	3,447,624	3,948,754

Real Estate loans:
Commercial real estate	34,480,344	29,420,805
Residential real estate	31,187,719	29,306,514
Construction	8,325,314	4,329,827
Total real estate loans	73,993,377	63,057,146
Total	99,997,405	89,372,671

Deferred (fees) and costs, net	(19,775)	52,926
Allowance for loan losses	(1,010,000)	(864,000)
	$98,967,630	$88,561,597

The allowance for loan losses activity for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Balance at beginning of period	$864,000	$800,000
Provision for loan losses	162,916	184,310

Less: Commercial loans charged off	6,665	-
Mortgage loans charged off	-	50,027
Consumer loans charged off	28,545	90,701
	35,210	140,728

Recoveries: Commercial loans	6,665	10,938
Consumer loans	11,629	9,480
	18,294	20,418
Balance at end of period	$1,010,000	$864,000

At December 31, 2006, CN Bancorp has one loan on non-accrual status which is in process of collection with a carrying amount of $40,000. The loan is secured by real estate with an estimated value in excess of that needed to satisfy the loan amount. The amount of the specific allowance for loan losses for this loan is $5,000 at December 31, 2006. Unrecognized interest on the loan at December 31, 2006 is approximately $2,300. CN Bancorp is not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired.

At December 31, 2005, CN Bancorp had two loans on non-accrual status which were in process of collection with carrying amounts totaling $62,332: (1) an impaired secured commercial loan in the amount of $49,667; and (2) an unsecured commercial loan in the amount of $12,665. The amount of the specific allowance for loan losses for these loans was $15,795 at December 31, 2005. Unrecognized interest on the loans at December 31, 2005 was approximately $3,600. CN Bancorp was not committed to lend funds to debtors whose loans where on non-accrual status or considered impaired.

At December 31, 2006 and 2005, the balance of commercial and real estate loans serviced by the Company for others under loan participation agreements was $3,458,700 and $3,608,047, respectively. The related mortgage servicing rights are not material and are included in other assets.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans and Allowance for Loan Losses- Continued

Certain officers and directors (and companies in which they have a 10% or more beneficial ownership) have loans with the Bank. The activity of these loans during 2006 and 2005 is as follows:

	2006	2005
Total loans at beginning of year	$6,642,101	$4,235,607
New loans and funding during the year	1,546,712	2,889,347
Existing loans to new officers and directors	-	1,237,963
Repayments during the year	(1,277,297)	(1,720,816)
Total loans at end of year	$6,911,516	$6,642,101

Note 4. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are as follows at December 31:

	Useful
	Lives	2006	2005
Land	Not applicable	$387,768	$387,768
Building	40 years	466,945	521,877
Leasehold improvements	15 to 40 years	2,617,208	2,617,208
Furniture and equipment	3 to 15 years	1,489,454	1,803,474
Construction in process	Not applicable	115,067	113,708
		5,076,442	5,444,035
Accumulated depreciation
and amortization		1,391,225	1,529,782
Net		$3,685,217	$3,914,253

Construction in process is comprised of costs of preparing building site for new branch facilities.

Note 5. Deposits

Deposit balances are summarized below as of December 31:

	2006	2005

Non-interest bearing accounts	$37,946,831	$37,666,022
NOW accounts	6,690,636	6,688,476
Money market accounts	7,598,156	8,712,590
Savings accounts	45,839,426	40,500,733
Time deposit accounts:
Less than $100,000	25,328,537	22,007,453
$100,000 or more	15,259,591	11,509,162
	$138,663,177	$127,084,436

The time deposit accounts mature and/or re-price as follows: within one year - $25,634,338; one to two years - $8,643,478; two to three years - $3,256,693; three to four years - $2,963,850; four to five years - $89,769.

Note 6. Other Borrowed Funds

The Bank enters into sales of securities under agreements to repurchase the same securities, which mature the next business day. Securities pledged as collateral for securities sold under agreements to repurchase include various debt securities having an aggregate carrying amount of $292,004 and $555,311 at December 31, 2006 and 2005, respectively. The cost of and fair value of the securities were $292,693 and $292,004 at December 31, 2006 and $555,311 and $548,963 at December 31, 2005, respectively.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Other Borrowed Funds - Continued

Information concerning securities sold under agreements to repurchase at and during the year ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Total outstanding at year-end	$291,030	$548,367
Average balance during the year	$624,842	$1,498,356
Average interest rate during the year	1.28%	.80%
Maximum balance during the year	$3,540,047	$3,345,763

The Bank has established a $1.5 million unsecured federal funds borrowing facility and a $15 million secured borrowing facility with a correspondent commercial bank. Borrowings under the secured facility would be collateralized by securities in the investment portfolio. The Bank has not borrowed funds under these facilities.

Note 7. Capital Stock

The Company sold warrants to purchase common stock to the Company’s organizers. Under the warrants, 343,431 shares of common stock could have been issued at the price of $10.00 per share. The warrants were exercisable on or after March 20, 1998 and they expired on March 20, 2006. Warrants representing 50,831 shares were exercised in 2006, 272,600 shares in 2005 and 20,000 shares in 2004. None of these warrants were outstanding at December 31, 2006.

In April 2004, the Board of Directors approved the Company’s Dividend Reinvestment and Stock Purchase Plan (DRIP) which authorizes up to 200,000 shares of common stock for use under the DRIP. Under the DRIP, the shareholder may receive dividends paid on the common stock of the Company that they own in additional shares of common stock of the Company. Shareholders are also allowed to purchase additional shares of common stock on the dividend payment dates up to a maximum value of $5,000. The shares are sold under this plan at the fair market value of the stock on the dividend declaration date. During 2006, 12,838 shares of common stock were issued under the DRIP. During 2005, 7,176 shares of common stock were issued under the DRIP. There are remaining 174,651 shares of stock available for use under the DRIP at December 31, 2006.

The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock. No preferred stock has been offered or issued.

Note 8. Stock Options

In May 2004, the shareholders approved the Company’s Employee Stock Purchase Plan (ESPP) authorizing up to 50,000 shares of common stock for use under the ESPP. Under the ESPP, the Company may award options to employees to purchase common stock at the purchase price for the shares at the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. During 2004, 2,685 shares were purchased by employees under the ESPP. There are no outstanding options to purchase common shares at December 31, 2006 or 2005 under the ESPP. No shares were granted or sold under the plan during 2006 and 2005.

In April 2004, the Board of Directors approved the Company’s Director Stock Purchase Plan (DSPP) authorizing up to 50,000 shares of common stock for use under the DSPP. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares were purchased during 2006, 2005 or 2004 under the DSPP and there are no outstanding options to purchase common shares at December 31, 2006.

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

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock Options - Continued

The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP.

At December 31, 2006 outstanding options, all of which are fully vested, under the SOP were: options to purchase 51,000 shares of its common stock at $14.50 per share, which options expire in December 2015; options to purchase 46,500 shares of common stock at $14.20 per share, which options expire in December 2014. No options were exercised in 2006 or 2005.

The intrinsic value of the outstanding options to purchase common stock at December 31, 2006 is shown below. All of the outstanding options are fully vested.

Number of Shares	Expiration Date	Exercise price	Intrinsic Value

46,500	December 2014	$14.20	$492,900
51,000	December 2015	$14.50	525,300
97,500			$1,018,200

Note 9. Commitments

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments.

A summary of the Bank’s commitments at December 31, 2006 and 2005 follows:

	2006	2005
Commitments to extend credit	$12,226,451	$14,822,411

Standby letters of credit	$2,002,067	$1,960,855

The Bank has entered into leases for its branches and office space which contain renewal options as well as options or rights to purchase the leased property at fair value (comprised substantially of the ground under the facilities). The minimum net non-cancelable future rental commitments at December 31, 2006 are as follows:

Year Ending
December 31,
2007	$255,120
2008	200,064
2009	172,704
2010	172,704
2011	78,704

The related net rent expense was $244,589 and $228,226 in 2006 and 2005, respectively.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company and the Bank must maintain minimum capital and other requirements of regulatory authorities when declaring and paying dividends. The Company and the Bank have complied with such capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

Actual capital amounts and ratios are presented in the table below:

			To be			To be
			“Adequately			“Well
	Actual		Capitalized”			Capitalized”
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2006
Total Capital (a):
Company	$21,393,211	20.5%	$8,343,242	>	8.0%	N/A
Bank	13,864,080	14.2%	7,803,540	>	8.0%	$9,754,425	>	10.0%
Tier I Capital (a):
Company	20,383,211	19.5%	4,171,621	>	4.0%	N/A
Bank	12,854,080	13.2%	3,901,770	>	4.0%	5,852,655	>	6.0%
Tier I Capital (b):
Company	20,383,211	13.1%	6,248,826	>	4.0%	N/A
Bank	12,854,080	8.5%	6,028,172	>	4.0%	7,535,215	>	5.0%

December 31, 2005
Total Capital (a):
Company	$19,827,137	20.8%	$7,619,946	>	8.0%	N/A
Bank	12,390,126	13.6%	7,282,221	>	8.0%	$9,102,776	>	10.0%
Tier I Capital (a):
Company	18,963,137	19.9%	3,809,973	>	4.0%	N/A
Bank	11,526,126	12.7%	3,641,111	>	4.0%	5,461,666	>	6.0%
Tier I Capital (b):
Company	18,963,137	12.9%	5,898,699	>	4.0%	N/A
Bank	11,526,126	8.0%	5,740,928	>	4.0%	7,176,160	>	5.0%

(a) to risk weighted assets
(b) to average assets

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Income Taxes

Income tax expense consists of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Current:
Federal	$808,713	$600,955
State	126,702	73,548
	935,415	674,503
Deferred:
Federal	(118,416)	(93,608)
State	(22,824)	(13,925)
	(141,240)	(107,533)
	$794,175	$566,970

The reasons for the differences between the statutory federal income tax rates are summarized as follows:

	2006		2005
	Amount	Rate	Amount	Rate

Tax at statutory rates	$746,451	34.0%	$561,434	34.0%
State income taxes net of
federal tax benefit	68,560	3.1%	39,354	2.4%
Increase in cash surrender
value of life insurance	(33,222)	(1.5)%	(29,839)	(1.8)%
Non-deductible merger costs	22,780	1.0%	-	-
Municipal bond interest	(11,904)	(0.5)%	-	-
Other	1,510	0.1%	(3,979)	(.3)%
	$794,175	36.2%	$566,970	34.3%

The deferred income tax account is comprised of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$360,997	$303,240
Deferred compensation plan	165,308	107,858
Unrealized losses on securities, net	117,369	175,799
	643,674	586,897
Deferred tax liabilities:
Accumulated depreciation	126,846	173,608
Other	21,055	326
	147,901	173,934
Net deferred tax assets	$495,773	$412,963

Federal and state income taxes payable of $227,191 ($190,341 Federal and $36,850 state) in 2006 and $177,278 ($166,536 Federal and $10,742 state) in 2005 are included in other liabilities.

Note 12. Related Party Transactions

The Bank leases two properties from entities controlled by a director and stockholder of the Company. One property is used for the Bank’s operations offices and a branch facility. The lease expires in May 2011 but is renewable at the option of the Bank for an additional five-year period. The monthly payment under this lease at December 31, 2006 is $12,706. Lease payments made for these facilities totaled $150,062 in 2006 and $145,163 in 2005. The other leased property is used as a branch facility that opened in January 2004. The lease expires in May 2008 but is renewable at the option of the Bank for seven additional five-year

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Related Party Transactions - Continued

periods. The monthly payment under this lease at December 31, 2006 is $5,472. Lease payments of $64,774 and $62,513 were made under this lease during 2006 and 2005, respectively.

During 2003, the Bank sold loan participations to family members of a director of the Bank and the Company on a non-recourse basis. Under these transactions, the family members acquired undivided percentage interests in specific loans held by the Bank. The participations were sold under the same terms and conditions as loan participations sold to non-related entities. The total loan participation amount outstanding at December 31, 2006 and December 31, 2005 was $601,950 and $673,026, respectively.

Note 13. Retirement Plans

The Company has entered into Supplemental Executive Retirement Plan and Consulting Agreements (SERPs) with several officers under which the Company has agreed to provide retirement benefits to the officers. The balance of each officer’s unfunded SERP liability account will determine the amount of the benefit to each officer at retirement as this balance will be paid to the officer over ten years after retirement. Until retirement, the SERP liability accounts are increased by the after Federal income tax effect of the increases in the cash surrender value of life insurance policies acquired by the Company. During 2005, new SERP agreements were established with additional officers and the existing SERPs were enhanced. The Company invested $1,175,000 in new life insurance policies in 2005 to fund the new/enhanced benefits. During 2006 and 2005, $140,122 and $126,350, respectively were added to the SERP liability balances and charged to compensation expense. The balance of all SERP liability accounts was $401,707 at December 31, 2006 and $261,585 at December 31, 2005.

The Bank has a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Bank to match the participants’ contributions; however, the Bank expensed $44,616 and $45,324 for matching the contributions in 2006 and 2005, respectively.

Note 14. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$3,797,606	$3,797,606	$4,214,570	$4,214,570
Federal funds sold	23,612,682	23,612,682	11,262,328	11,262,328
Interest bearing deposits	1,890,666	1,890,666	2,884,893	2,884,893
Investment securities (total)	24,814,135	24,647,503	32,817,378	32,618,968
Loans, net	98,967,630	98,304,952	88,561,597	88,691,945
Accrued interest receivable	585,383	585,383	595,131	595,131
Mortgage servicing rights	14,031	14,031	26,321	26,321

Financial liabilities:
Non-interest bearing deposits	$37,946,831	$37,946,831	$37,666,022	$37,666,022
Interest bearing deposits	100,716,346	100,926,241	89,418,414	89,519,351

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Fair Value of Financial Instruments - Continued

Financial liabilities - continued:
Securities sold under agreements to repurchase	291,030	291,030	548,367	548,367
Accrued interest payable	83,398	83,398	53,571	53,571
Off-balance sheet commitments	-	-	-	-

The fair value of cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable and mortgage serving rights are equal to the carrying amounts. The fair values of Government agency securities and mortgage-backed securities are determined using market quotations. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans is estimated to equal the carrying amount. The valuation of loans is adjusted for possible credit losses.

The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

Note 15. Parent Company Financial Information

Information as to the financial position of CN Bancorp, Inc. as of December 31, 2006 and 2005 and results of operations and cash flows for the years then ended follows:

Statements of Financial Condition
	2006	2005
Assets
Cash in bank and on hand	$1,656,547	$3,406,752
Loans receivable	6,023,170	4,059,558
Investment in subsidiary	13,163,236	11,659,569
Investment in stock of Maryland Financial Bank	150,000	150,000
Other assets	26,310	13,280
	$21,019,263	$19,289,159

Liabilities and Stockholders’ equity
Dividends payable	$241,922	$166,434
Other payables	84,975	26,146
	326,897	192,580
Stockholders’ equity	20,692,366	19,096,579
	$21,019,263	$19,289,159

Statements of Operations	2006	2005
Dividends from bank subsidiary	$-	$-
Interest income	407,396	273,525
Less expenses:
Management fees	140,000	120,000
Merger related activities costs	150,000	-
Other administrative expenses	90,710	93,425
	380,710	213,425
Income before equity in undistributed net income
of bank subsidiary and income tax expense	26,686	60,100
Income tax expense	36,181	23,211
Income (loss) before equity in undistributed net income
of bank subsidiary	(9,495)	36,889
Equity in undistributed net income of bank subsidiary	1,410,763	1,047,418
Net income	$1,401,268	$1,084,307

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Parent Company Financial Information - Continued

Statements of Cash Flows	2006	2005
Cash flows from operating activities:
Net income	$1,401,268	$1,084,307
Equity in undistributed earnings of bank subsidiary	(1,410,763)	(1,047,418)
Increase in other assets	(13,030)	(280)
Increase (decrease) in payables	58,830	(2,855)
Net cash provided by operating activities	36,305	33,754

Cash flows from investing activities:
Increase in loans receivable	(1,963,612)	(715,853)
Net cash used in investing activities	(1,963,612)	(715,853)

Cash flows from financing activities:
Sales of stock under Dividend Reinvestment Plan	196,790	105,314
Proceeds from warrant exercises	508,310	2,726,000
Dividends	(527,998)	(269,464)
Net cash provided by financing activities	177,102	2,561,850

Increase (decrease) in cash and cash equivalents	(1,750,205)	1,879,751
Cash and cash equivalents at beginning of period	3,406,752	1,527,001
Cash and cash equivalents at end of period	$1,656,547	$3,406,752

Note 16. Recent Accounting Pronouncements

In February 2006, the FASB published FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No.155” or the “Statement”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB published FASB Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No.156” or the “Statement”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Recent Accounting Pronouncements - Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 106 and 132R. Under this standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar year public companies is for the calendar years ending after December 15, 2006. SFAS 158 did not have a material impact on the Company’s consolidated financial statements since the Company does not have any defined benefit plans.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement No. 109 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

CN Bancorp, Inc. dismissed Beard Miller Company LLP (Beard Miller) as CN Bancorp, Inc.’s independent registered public accounting firm effective on March 1, 2006. Beard Miller served as the Company’s independent registered accounting firm to audit the Company’s consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003. Beard Miller’s reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2005, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Beard Miller on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard Miller, would have caused Beard Miller to make reference to the subject matter of the disagreement in their reports on the financial statement for such periods.

CN Bancorp, Inc. appointed Rowles & Company, LLP (Rowles) as the Company’s new independent registered public accounting firm effective on March 1, 2006. Rowles will serve as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ended December 31, 2006. Prior to the engagement, the Company had not consulted with Rowles regarding accounting principles to specific completed or contemplated transactions, the type of audit opinion that Rowles might render on the financial statements or any financial reporting issues. The Company has authorized Beard Miller to respond fully to any inquiries by Rowles regarding matters related to the items described herein.

Item 8A. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15 under the Securities Act of 1934) during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

CN Bancorp, Inc.’s directors and executive officers and County National Bank’s directors and executive officers are as follows:

Name	Age	Position

Jan W. Clark	70	Chairman of the Board of Directors, and President and Chief Executive Officer of CN Bancorp, Inc.; Director, President and Chief Executive Officer of County National Bank
John E. DeGrange, Sr.	63	Vice Chairman of the Board of Directors of CN Bancorp, Inc.; Vice Chairman of the Board of Directors of County National Bank
Carl L. Hein, Jr.	79	Director and Treasurer of CN Bancorp, Inc.; Director and Treasurer of County National Bank
Gerald V. McDonald	71	Director of CN Bancorp, Inc.; Chairman of the Board of Directors of County National Bank
Creston G. Tate	79	Director of CN Bancorp, Inc.; Director of County National Bank
John G. Warner	64	Director and Executive Vice President of CN Bancorp, Inc.; Director and Executive Vice President of County National Bank
F. Paul Dorr, Jr.	66	Director of County National Bank
Robert P. Musselman, Sr.	66	Director of County National Bank
Wade H. Ritchie III	47	Director of County National Bank
Daljit S. Sawhney	64	Director of County National Bank
LeRoy C. Taylor	72	Director of County National Bank
K. Patricia Wellford	65	Director of County National Bank
Michael T. Storm	56	Chief Financial Officer of CN Bancorp, Inc.; Senior Vice President and Chief Financial Officer of County National Bank
Michael L. Derr	56	Vice President, County National Bank

Messrs. DeGrange and Tate’s terms as directors of CN Bancorp, Inc. expire at the 2007 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. McDonald and Clark’s terms as directors of CN Bancorp, Inc. expire at the 2008 annual meeting of stockholders of CN Bancorp, Inc.

Messrs. Hein and Warner’s terms as directors of CN Bancorp, Inc. expire at the 2009 annual meeting of stockholders of CN Bancorp, Inc.

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

Gerald V. McDonald has been a director of CN Bancorp, Inc. since 2001. He has served as a director of County National Bank since 1997 and presently serves as Chairman of the Board. Mr. McDonald owned and served as the president of Chesapeake Optical Company, a manufacturer of prescription lenses, from 1967 until he sold the company in 2002. He currently has consulting arrangements with that company. Since 1978, Mr. McDonald also has been the president of Ferguson Test Kits, a manufacturer of drug test kits. He is also a general partner of Chesapeake Group Enterprises and Miles Center Associates.

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

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of CN Bancorp, Inc. and subsidiaries.

Committees and Meeting of the Board of Directors

Meetings. The Board of Directors of the Company met 13 times during 2006 and the Board of Directors of County National Bank met 14 times during 2006. All members of the both Boards of Directors attended at least 75% of the meetings held by the Board of Directors and by all committees on which such member served during the 2006 fiscal year or any portion thereof.

Audit Committee. The Board of Directors has a standing Audit Committee. The Audit Committee is responsible for the selection, review and oversight of the Company's independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company's reporting practices and the evaluation of the Company's internal controls and accounting procedures. It also periodically reviews audit reports with the Company's independent auditors. The Audit Committee of the Company is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by the Company's independent accountants to the extent permitted by law. Pre-approval is required unless a "de minimus" exception is met. To qualify for the "de minimus" exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee to whom authority to grant such approval has been delegated by the committee. The Audit Committee of the Company is comprised of Mr. Gerald McDonald (Chairman), Mr. John E. DeGrange, Sr. and Mr. Carl L. Hein, Jr. Each of the members of the Audit Committee is independent, as determined under the definition of independence under Rule 4350(d) of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. During 2006, the Audit Committee met eleven times. The Board of Directors of County National Bank also has an Audit Committee, which also met eleven times during 2006, comprised of the members of the Company’s Audit Committee plus Mr. Wade H. Ritchie III, CPA and Mr. LeRoy Taylor, CPA.

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

Nominations. The nominating committee consists of all of the members of the Board of Directors who are "independent directors" within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the shareholders and evaluation of sitting directors. The Board has not developed a formal policy for the identification or evaluation of nominees. In general, when the Board determines that expansion of the Board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the Board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company's Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate's business and educational experience; (d) information regarding the candidate's qualifications to be director, including but not limited to an evaluation of the factors discussed above which the Board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the Board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation. The Company does not have a standing compensation committee or a charter; rather County National Bank’s Human Resources Committee evaluates officer and employee compensation issues subject to the approval of the County National Bank’s (Bank) Board of Directors. (All members of the Company’s Board of Directors are members of the Bank Board of Directors). Bank management makes recommendations to the Human Resources Committee as to employee benefit programs and officer and employee compensation. The compensation of senior officers, including the President/CEO and Executive Vice President, is reviewed and approved directly by the Chairman of the Human Resources Committee. The members of the Human Resource Committee are directors Mr. John E. DeGrange, Jr., Chairman, Mr. Carl L. Hein, Jr., Mr. Gerald V. McDonald and Mrs. K. Patricia Wellford, all of whom are “independent directors” as defined under Rule 4200(a) of the Nasdaq Stock Market. Mr. Michael L. Derr, VP is a non-voting member of this committee providing liaison between management and the committee. This Committee met twice during 2006. Neither the Company nor the Human Resources Committee engaged compensation consultants during the year.

Shareholder Communications. Company shareholders who wish to communicate with the Board of Directors or an individual director may write to CN Bancorp, Inc. 7401 Ritchie Highway, Glen Burnie, Maryland 21060, Attention Shirley Palmer, Corporate Secretary or to the attention of an individual director or Chairman of the Board. Your letter should indicate that you are a shareholder, and whether you own your shares in street name. Letters received will be retained until the next Board meeting, when they will be available to the addressed director or the Chairman of the Board. There is no assurance that all communications will receive a response.

Director Attendance at the Annual Meeting. The Board believes it is important for all directors to attend the Annual Meeting of Shareholders in order to show their support for the Company and to provide an opportunity for shareholders to communicate any concerns to them. Accordingly, the Company encourages all Company and County National Bank directors to attend each Annual Meeting of Shareholders unless they are unable to attend by reason of personal or family illness or pressing matters. All of the Directors attended the last stockholder meeting in May 2006.

Audit Committee Report

The Audit Committee has been appointed to assist the Board of Directors in fulfilling the Board's oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls established by management and the Board and the independence and performance of the Company's audit process.

The Audit Committee has:

(1) Reviewed and discussed with management the audited financial statements included in the Company's Annual Report and Form 10-KSB;

(2) Discussed with Rowles & Company, LLP, the Company's independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board

(3) Received the written disclosures and letter from Rowles & Company, LLP as required by Independence Standards Board Standard No.1; and

(4) Discussed with Rowles & Company, LLP its independence.

Based on these reviews and discussions, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the year ended
December 31, 2006. The Audit Committee has also considered whether the amount and nature of non-audit services provided by Rowles & Company, LLP is compatible with the auditor's independence.

The Audit Committee of the Company is comprised of Mr. Gerald McDonald (Chairman), Mr. John E. DeGrange, Sr. and Mr. Carl L. Hein, Jr.

Compliance with Section 16(a) of the Exchange Act

Not Applicable. CN Bancorp, Inc.’s officers, directors and 10% or greater stockholders are not required to file reports required pursuant to Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The following table summarizes the total compensation paid for the fiscal year 2006 to the president and chief executive officer of CN Bancorp, Inc. and County National Bank, and to each other named officer whose compensation exceeded $100,000 for the year ended December 31, 2006 (the “named executive officers”). Compensation is paid by County National Bank, and CN Bancorp, Inc pays no additional compensation.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary	Bonus	All Other Compensation (1)	Total

Jan W. Clark, President and CEO,	2006	$205,571	$10,500	$69,549	$285,619
CN Bancorp, Inc. and
County National Bank

John G. Warner, Executive Vice President,	2006	$187,858	$9,500	$52,978	$250,063
CN Bancorp, Inc.,
Executive Vice President and COO,
County National Bank

Michael T. Storm, Chief Financial Officer,	2006	$139,839	$8,500	$28,063	$176,402
CN Bancorp, Inc.
Senior Vice President and CFO,
County National Bank

Michael L. Derr, Vice President	2006	$121,506	$7,500	$47,486	$176,492
County National Bank

Ralph F. Ebbenhouse, Vice President	2006	$110,103	-	$7,954	$118,057
County National Bank

(1) Amounts include the increase in the vested interest in Supplemental Executive Retirement Plan (SERP), car allowances, life insurance premiums and contributions to benefit plans. For 2006, these amounts totaled $53,945, $9,000, $840 and $5,764, respectively, for Mr. Clark; $38,207, $9,000, $840 and $4,931, respectively, for Mr. Warner; $16,267, $7,200, $664 and $3,932, respectively, for Mr. Storm; $43,580, $0, $544 and $3,362, respectively, for Mr. Derr, and; $0, $4,500, $482 and $2,972, respectively, for Mr. Ebbenhouse.

Employment Agreements

Jan W. Clark and John G. Warner each have an employment agreement with County National Bank as amended and restated effective as of August 21, 2006. Each agreement is effective for an initial term of three years and is subject to automatic successive one-year renewals at the end of each year so that the remaining term continues to be three years, unless written notice of non-renewal is provided to the them between ten and 30 days prior to the anniversary date of the agreement. Pursuant to the agreements, Mr. Clark will serve as President and Chief Executive Officer of the County National Bank and the Company, and Mr. Warner will serve as Executive Vice President of the County National Bank and the Company. Each agreement provides for an annual salary, subject to annual merit increases, and for an annual bonus determined by the board of directors at its discretion. Both agreements also provide for participation in any bonus, incentive and other executive compensation programs as are made available to senior management of the County National Bank from time to time, which include an annual automobile allowance and life insurance benefits. Each agreement provides that the executive will not be compensated for his service as a director.

Each agreement also contains severance provisions that call for payments to Mr. Clark or Mr. Warner, as the case may be, in the event that they are terminated without cause or in connection with a change in control as defined in the agreements. If the agreement is not renewed as provided therein and the employee is involuntarily terminated without cause, then Mr. Clark or Mr. Warner will receive an amount equal to his base salary, incentive compensation awarded prior to his termination, and any benefits to which he is entitled (or the cash equivalent of such benefits) for a period equal to the remaining term of the agreement and 12 months thereafter. The amounts payable for the initial six-month period will be paid one day after six months from the date of the employee’s termination, with the remainder paid on the Bank’s regular payroll dates. In the event of the employee’s total disability or death, the employee or his beneficiary will receive the same amounts on the Bank’s regular payroll dates but only for the reminder of the term of the agreement and not for the 12-month period thereafter. If the employee is involuntarily terminated for cause or voluntarily terminates his employment he is entitled only to his base pay and benefits due and owing through the date of such termination. Incentive compensation awarded to the employee, but not paid as of the date of termination, will be forfeited.

If the agreement is terminated following a change in control, then Mr. Clark or Mr. Warner will receive a lump-sum payment equal to the sum of (a) the excess of (i) 2.99 times the employee’s average annual taxable compensation paid by County National Bank during the most recent five taxable years ending before the date of the change in control over (ii) the aggregate present value of all other payments to Mr. Clark or Mr. Warner in the nature of compensation that are treated for federal income tax purposes as contingent on the change in control, plus (b) a pro-rated annual bonus equal to the greater of the Mr. Clark’s or Mr. Warner’s target or actual bonus for the year in which the agreement terminates. These payments would be approximately $513,000 and $496,000 to Mr. Clark and Mr. Warner, respectively, as of December 31, 2006. In addition, pursuant to the agreement all of Mr. Clark’s or Mr. Warner’s employee’s stock awards will immediately vest, and each will be entitled to medical coverage (or the cash equivalent thereof) for up to two years.

In addition to the foregoing payments, under certain conditions Mr. Clark and Mr. Warner each will be entitled to gross-up payments to the extent such payments result in the imposition of any excise tax, interest or penalties. Each agreement contains confidentiality, non-competition and non-solicitation provisions.

In connection with the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., as discussed in Item 1 above: (i) Jan W. Clark, the president and chief executive officer of Company, entered into an employment agreement with SSB which is contingent upon and effective as of the effective time of the merger, pursuant to which Mr. Clark would be employed as the president of the County National division of SSB; and (ii) John G. Warner, the executive vice president of Company, entered into an employment agreement with SSB which is contingent upon and effective as of the effective time of the merger, pursuant to which Mr. Warner would be employed as the chief operating officer of the Company division of SSB. Under these agreements Messrs. Clark and Warner have also agreed to certain non-competition covenants covering the three years following their termination of employment with SSB.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2006 for each of the named executive officers.

		OPTIONS

Name	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Un-exercisable	Option Exercise Price	Option Expiration Date

Jan W. Clark	6,500	-	$14.20	12/6/2014
	6,500	-	$14.50	12/5/2015
John G. Warner	6,500	-	$14.20	12/6/2014
	6,500	-	$14.50	12/5/2015
Michael T. Storm	6,500	-	$14.20	12/6/2014
	6,500	-	$14.50	12/5/2015
Michael L. Derr	6,500	-	$14.20	12/6/2014
	6,500	-	$14.50	12/5/2015
Ralph F. Ebbenhouse	2,500	-	$14.20	12/6/2014
	5,000	-	$14.50	12/5/2015

Supplemental Executive Retirement Plan

County National Bank has purchased bank owned life insurance, referred to as BOLI, as an investment and as a means of funding retirement benefits for certain executives. These policies, of which County National Bank is the sole beneficiary, are owned by County National Bank, have been paid for in their entirety and are intended to generate income to satisfy its obligations under Supplemental Executive Retirement Plan and Consulting Agreements (SERPs) entered into by County National Bank with the executives. County National Bank intends to hold the policies until the death of the named insured officers. However, County National Bank can liquidate the policies for their cash surrender value but to do so would subject County National Bank to income taxes on the total earnings on the policies, which taxes have not been accrued. County National Bank has entered into the SERPs as part of its effort to attract and retain qualified executives.

County National Bank has entered into SERPs with Jan W. Clark, John G. Warner, Michael T. Storm, Michael L. Derr, Ralph F. Ebbenhouse, Janet King and Douglas W. DeVaughn. Under the SERPs, County National Bank has agreed to pay certain benefits to each executive upon retirement, which is defined in the SERPs as 65 years of age, voluntary resignation, involuntary termination or death. While the executive is employed, County National Bank maintains a pre-retirement account as a liability account on its books for the benefit of the executive. The pre-retirement account is increased or decreased each year by the earnings on a life insurance policy (or policies), adjusted for tax benefits in some cases, until the executive’s termination of employment, death or retirement. Four of the SERPs contain personal services/consulting provisions whereby payments, other than payments of the pre-retirement accounts, depend upon services to be rendered by the executives after retirement.

The following table lists the death benefit payable to County National Bank upon the death of the seven executives as of December 31, 2006 along with the related cash surrender value of the life insurance (CSV) recorded as an asset. Also included are the balances of the pre-retirement accounts as of December 31, 2006. There are not separate policies for Mr. Storm or Mrs. King; rather, life insurance is carried on Mr. Derr for Mr. Storm’s benefits and Mr. Ebbenhouse for Mrs. King’s benefits.

Name	Death Benefit Payable to Bank	Related CSV	Pre-retirement Account Balance

Jan W. Clark	$1,665,231	$1,034,053	$166,592
John G. Warner	1,306,426	695,280	119,665
Michael L. Derr	1,225,234	565,812	43,580
Michael T. Storm	-	-	43,580
Ralph F. Ebbenhouse	554,786	268,714	9,357
Janet King	-	-	9,357
Douglas W. DeVaughn	353,275	134,533	9,533
Total	$4,104,952	$2,698,392	$401,664

Pursuant to the SERPs, if the executive is continuously employed from the effective date of the SERP to retirement age, the executive is entitled to receive the balance in his pre-retirement account in 120 equal monthly installments commencing 30 days following retirement. In addition, under the SERPS with Misters Clark, Warner, Derr and Storm, County National Bank will pay the executive for personal services each year (and partial year), if rendered, subsequent to the executive’s retirement until the executive’s death.

If the executive dies while there is a balance in the executive’s pre-retirement account, County National Bank will pay the balance in a lump sum to the executive’s designated beneficiary. If the executive voluntarily resigns or is terminated without cause with less than five years of service prior to retirement, the executive has no rights to the balance in his pre-retirement account. If the executive voluntarily resigns or is terminated without cause with five or more years of service prior to retirement, the executive is entitled to receive 100% of the balance in his pre-retirement account either over 120 equal payments commencing 30 days after the executive reaches retirement age or as otherwise determined by the Board of Directors. From the time of termination of employment to the date the executive reaches retirement age, the balance in the executive’s pre-retirement account earns interest at the same interest rate as that paid by County National Bank on its retail statement savings accounts.

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

County National Bank does not currently pay any fees to its two inside directors, Jan W. Clark and John G. Warner. An inside director is a director who is also an employee of the Bank.

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

DIRECTOR COMPENSATION
(All of the below are County National Bank directors)

Name	Total Fees Earned Or Paid in Cash

John E. DeGrange, Sr.	$18,255
F. Paul Dorr, Jr.	9,225
Carl L. Hein, Jr.	13,725
Gerald V. McDonald	14,100
Robert P. Musselman, Sr.	7,800
Wade H. Ritchie III	10,200
Daljit Singh Sawhney	8,400
Creston G. Tate	12,975
LeRoy C. Taylor	9,150
K. Patricia Wellford	9,600

Employee Stock Purchase Plan

The stockholders of CN Bancorp, Inc. approved the Employee Stock Purchase Plan in May 2004. 50,000 shares of CN Bancorp, Inc.’s common stock is reserved under this plan for employees to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is eighty-five percent of the “fair market value” of the common stock at the date of grant of the right to purchase shares, or at the date of exercise of the right, whichever is lower. Employees (including officers) must meet certain minimum weekly work hours and be employed by CN Bancorp, Inc. or subsidiaries for a least a year to be eligible under this plan. During 2004, 2,685 shares of common stock were sold to employees under this plan for $11.99 per share. No shares were granted or sold under the plan during 2006 or 2005 and there are no outstanding grants at December 31, 2006. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the ESPP was suspended.

Stock Option Plan

The stockholders of CN Bancorp, Inc. approved the Stock Option Plan in May 2004. The Stock Option Plan provides for discretionary awards of options to purchase up to an aggregate of 200,000 shares of CN Bancorp, Inc. common stock to officers and key employees of the Company and subsidiaries as determined by a committee of directors at the fair market value of the common stock on the date of grant. The term of the options can extend to ten years. The options granted to employees may be incentive stock options, which are intended to be eligible for favorable tax treatment to the employee, and options to employees or directors may be nonqualified stock options. The Company did not grant any stock options during 2006. There are 97,500 options outstanding at December 31, 2006 under the plan. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the Stock Option Plan was suspended subject to the terms of the existing outstanding options.

Director Stock Purchase Plan

The Board of Directors of CN Bancorp, Inc. approved the Director Stock Purchase Plan (DSPP) in 2004. The purpose of this plan is to encourage directors to acquire shares in the Company. 50,000 shares of CN Bancorp, Inc.’s common stock is reserved under this plan for directors to buy such shares in amounts determined by the Board of Directors. The purchase price under this plan is the “fair market value” of the common stock at the date of grant. The exercise date on the awarded grants may not be later than twelve months after the date of grant. No shares were purchased during 2006 or 2005 under this plan and there are no outstanding options to purchase common shares at December 31, 2006. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the DSPP was suspended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of CN Bancorp, Inc.’s common stock as of March 6, 2007 by (i) persons believed by CN Bancorp, Inc. to beneficially own more than 5% of the common stock; (ii) CN Bancorp, Inc.’s and County National Bank’s directors and executive officers; and (iii) all directors and executive officers of CN Bancorp, Inc. as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.
Name and Address of Beneficial Owner(1)	Shares of Common Stock	Options to Purchase Common Stock (c)	Total Number of Shares Beneficially Owned(a)	Percentage of Ownership(b)

Jan W. Clark (2)	26,643	13,000	39,643	2.28%
John E. DeGrange, Sr. (3)	32,500	-	32,500	1.88%
Michael L. Derr (4)	1,213	13,000	14,213	0.82%
F. Paul Dorr (5)	4,158	-	4,158	0.24%
Carl L. Hein, Jr. (6)	51,500	-	51,500	2.98%
Gerald V. McDonald (7)	42,767	-	42,767	2.47%
Robert P. Musselman, Sr.	139,500	-	139,500	8.07%
Wade H. Ritchie III	6,000		6,000	0.35%
Daljit S. Sawhney (8)	74,977	-	74,977	4.34%
Michael T. Storm (9)	830	13,000	13,830	0.79%
Creston G. Tate	200,000	-	200,000	11.57%
LeRoy C. Taylor	3,620	-	3,620	0.21%
John G. Warner	23,576	13,000	36,576	2.10%
K. Patricia Wellford	6,182	-	6,182	0.36%
Directors and Officers as a Group (14 people)	613,466	52,000	665,466	37.39%

(a) The total number of shares beneficially owned includes shares of common stock owned by the named persons as of the date noted above and shares of common stock subject to options held by the named persons that are exercisable as of, or within 60 days of, said date.

(b) The shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(c) In December 2005, CN Bancorp, Inc. issued options to purchase common stock at $14.50 per share to certain officers and employees under the Stock Option Plan. The options are fully vested, immediately exercisable and expire in December 2015. In December 2004, CN Bancorp, Inc. issued options to purchase common stock at $14.20 per share to certain officers and employees under the Stock Option Plan. The options are fully vested, immediately exercisable and expire in December 2014. The 13,000 shares under option noted above per officer are comprised of 6,500 shares of the 2004 option grant and 6,500 of the 2005 option grant.

(1) The address of each person listed in the foregoing table is the address of CN Bancorp, Inc., 7401 Ritchie Highway, Glen Burnie, Maryland 21061

(2) Mr. Clark has sole investment power with respect to 16,353 shares and 13,000 shares issuable under options, and shares investment and voting power with his wife with respect to 10,290 shares.

(3) Mr. DeGrange has sole investment and voting power with respect to 16,200 shares and shares investment and voting power with his wife with respect to 6,300 shares. Includes 10,000 shares owned by DeGrange Lumber Company, Inc.

(4) Mr. Derr has sole investment power with respect to 1,007 shares and 13,000 shares issuable under options and shares investment and voting power with his wife as to 206 shares.

(5) Mr. Dorr has sole investment power with respect to 4,058 shares and investment and voting power with his wife as to 100 shares.

(6) Mr. Hein has sole investment and voting power with respect to 39,050 shares. He is the personal representative for the estate of his deceased wife that controls 12,450 shares.

(7) Mr. McDonald has sole investment power with respect to 20,659 shares and shares investment and voting power with his wife with respect to 22,108 shares.

(8) Mr. Sawhney has sole investment power with respect to 49,867 shares investment and voting power with his wife with respect to 25,110 shares.

(9) Mr. Storm has sole investment power with respect to 13,000 shares issuable under options and shares investment and voting power with his wife as to all other shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Warrants

On June 16, 1997, CN Bancorp, Inc. issued and sold to Jan W. Clark, a family general partnership controlled by John E. DeGrange, Sr., Carl L. Hein, Henry L. Hein, Robert P. Musselman, Sr., Shirley S. Palmer, Daljit Singh Sawhney, Creston G. Tate, LeRoy C. Taylor, John G. Warner and K. Patricia Wellford, for $0.01 each, a warrant to purchase one share of CN Bancorp, Inc. common stock for each share purchased by such persons in CN Bancorp, Inc.’s private placement offering in 1996. Each of the these individuals, other than Ms. Palmer, is a current or former director of CN Bancorp, Inc. and/or County National Bank. Ms. Palmer previously was the assistant secretary of CN Bancorp, Inc. and is currently its secretary. Each of these individuals was an organizer of County National Bank. CN Bancorp, Inc. issued warrants to purchase a total of 343,431 shares to these persons. The warrants were exercisable at $10.00 per share, which was the price at which shares were offered in the private placement offering. The warrants became exercisable in March 1998, and expired in March 2006. Warrants representing 20,000 shares were exercised in 2004, 272,600 shares in 2005 and 50,831 shares in 2006. There are no shares remaining under these warrants at December 31, 2006.

Lease

We lease space for our administrative offices and for County National Bank’s Glen Burnie branch and Millersville branch from entities controlled by Creston G. Tate, a director of CN Bancorp, Inc. and County National Bank. The terms of the leases are described in Item 2 - “Description of Properties”. During the year ended December 31, 2006, we paid $64,774 pursuant to these leases, We believe that the lease terms are at least as favorable as those that could be obtained from an unrelated third party.

Banking Transactions

Our directors and officers and the business and professional organizations with which they are associated have and will continue to have banking transactions, including deposit accounts, loans and loan participations, with County National Bank in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons. In the opinion of management, these transactions do not and will not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors and officers must comply with County National Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from considering any such loan application.

In 2003, County National Bank sold loan participations to family members of Gerald V. McDonald, a director of the Company and the Chairman of the Board of County National Bank, on a non-recourse basis. Under these transactions, the family members acquired undivided percentage interests in specific loans held by County National Bank. The participations were sold under the same terms and conditions as loan participations sold to non-related entities. The total loan participation amount outstanding at December 31, 2006 and December 31, 2005 was $601,950 and $673,026, respectively.

Director Independence

Our Board of Directors has determined that the following directors are “independent directors” as defined in Rule 4200(a)(15) of the Nasdaq Stock Market: John E. DeGrange, Sr., Carl L. Hein, Jr., Gerald V. McDonald, Creston G. Tate, F. Paul Dorr, Jr., Robert P. Musselman, Sr., Wade H. Ritchie III, Daljit S. Sawhney, LeRoy C. Taylor and K. Patricia Wellford.

Item 13. Exhibits

3.1	Amended Articles of Incorporation of CN Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CN Bancorp, Inc. (1)
4.1	Rights of Holders of Common Stock (as contained in the Amended Articles of Incorporation included herein as Exhibit 3.1) (1)
4.2	Form of Common Stock Certificate (1)
4.3	Form of Warrant Exercisable for $10.00 per Share (1)
4.4	Form of Warrant Exercisable for $12.00 per Share (1)
10.1	Agreement and Plan of Merger dated December 13, 2006 between Sandy Spring Bancorp, Inc. and CN Bancorp, Inc. (12)
+10.3	Employment Agreement between County National Bank and Jan W. Clark dated August 21, 2006 (11)
+10.4	Employment Agreement between County National Bank and John G. Warner dated August 21, 2006 (11)
10.7	Ground Lease Agreement dated July 1, 1996 between Tate Dodge, Inc. and County National Bank (1)
10.8	First Amendment to Ground Lease Agreement dated July 1, 1997 among Tate Dodge, Inc., Tate Properties, L.L.C. and County National Bank (1)
10.9	Ground Lease Agreement dated September 16, 1996 between Grace Anna Muhl and County National Bank (1)
10.10	Lease dated January 1, 2003 between Ara and Mary Lou Ayanian and County National Bank (2)
10.11	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Jan W. Clark dated June 18, 2002 (3)
+10.12	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and John G. Warner dated June 18, 2002 (3)
+10.13	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael L. Derr dated June 18, 2002 (3)
+10.14	Amended and Restated Executive Supplemental Retirement Plan and Consulting Agreement between County National Bank and Michael T. Storm dated June 18, 2002 (3)
10.15	Ground Lease Agreement between Tate Veterans Highway, LLC and County National Bank (3)
+10.16	CN Bancorp, Inc. Stock Option Plan (4)
+10.17	Form of Incentive Stock Option Agreement for Stock Option Plan (6)
+10.18	CN Bancorp, Inc. Director Stock Purchase Plan (5)
+10.19	Director Stock Purchase Plan Offer and Acceptance Forms (6)
+10.20	Letter Agreement between Michael T. Storm and County National Bank dated December 31, 1997 (6)

+10.21	Letter Agreement between Michael L. Derr and County National Bank dated March 20, 2001 (6)
+10.22	Terms of Director Cash Compensation
+10.23	Salary Increases and Bonuses to Executive Officers
10.24	Dividend Reinvestment and Stock Purchase Authorization Form (7)
+10.25	Unfunded (Director) Deferred Compensation Agreement (8)
+10.26	Executive Supplemental Retirement Plan Agreement between County National Bank and Ralph F. Ebbenhouse (10)
14	Code of Ethics (revised) (9)
21.1	Subsidiaries of CN Bancorp, Inc. (1)
23.1	Consent of Rowles & Company, LLP
23.2	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) /15d-14(a) Certification - CEO
31.2	Rule 13a-14(a) /15d-14(a) Certification - CFO
32.1	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CEO
32.2	Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350 - CFO

(1) Filed by CN Bancorp, Inc. as an exhibit to, and are hereby incorporated by reference from, CN Bancorp, Inc.'s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-100460.

(2) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.'s 2002 Form 10KSB.

(3) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.'s 2003 Form 10KSB.

(4) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116380).

(5) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116359).

(6) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.'s 2004 Form 10KSB and amendment thereto.

(7) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s Registration Statement on Form S-3, under the Securities Act of 1933, as amended (Registration Number 333-114355).

(8) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s Form 8-K filed on December 16, 2004.

(9) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s Form 8-K filed on June 28, 2004.

(10) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.'s 2005 Form 10KSB.

(11) Filed as an exhibit to, and is hereby incorporated by reference from CN Bancorp, Inc.’s September 2006 Form 10-QSB filed on November 7, 2006.

(12) Filed as Exhibit 2.1 to CN Bancorp, Inc.’s Current Report on Form 8-K dated December 13, 2006 and incorporated herein by reference.

The exhibits denominated with a "+" are compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services

The Company engaged Rowles as its independent accountant for 2006. Beard Miller was its independent accountant during 2005. All services from the independent accountants during 2006 and 2005 were pre-authorized and requested by the Audit Committee of the Company prior to the services being performed. Below is a schedule of fees by related service for Rowles and Beard Miller during 2006 and 2005, respectively.

	2006	2005	Comments

Audit fees	$30,500	$29,124	Audit services and reviews of SEC filings
Audit-Related fees	-	-
Tax fees	3,000	3,000	Preparation of income and related tax returns
All Other fees	-	-
	$33,500	$32,124

The Audit Committee is required to approve all audit and non-audit services, if any, provided by its independent accountant prior to such services being rendered. Non-audit services can only be provided by the Company’s independent accountant to the extent permitted by law. There were no services provided by Beard Miller or Rowles pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Bancorp, Inc.

Date: March 6, 2007	By:	/s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated :

Name	Position	Date

/s/Jan W. Clark Jan W. Clark	Chairman of the Board of Directors, President, Chief Executive Officer, (Principal Executive Officer)	March 6, 2007

/s/ Michael T. Storm Michael T. Storm	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007

/s/ John E. DeGrange, Sr John E. DeGrange, Sr.	Vice Chairman of the Board of Directors	March 6, 2007

/s/ Carl L. Hein, Jr. Carl L. Hein, Jr.	Treasurer and Director	March 6, 2007

/s/Gerald V. McDonald Gerald V. McDonald	Director	March 6, 2007

/s/ Creston G. Tate Creston G. Tate	Director	March 6, 2007

/s/ John G. Warner John G. Warner	Executive Vice President and Director	March 6, 2007

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