Form 10QSB
period 2007-03-31
CN BANCORP INC
filed 2007-04-24
CIK 1014273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Commission File Number 333-100460

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________
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
           YES  ☐ NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At April 20, 2007, the issuer had 1,728,011 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 (Unaudited) and December 31, 2006

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$4,133,602	$3,797,606
Federal funds sold	31,213,406	23,612,682
Cash and cash equivalents	35,347,008	27,410,288
Interest bearing deposits	1,903,639	1,890,666
Investment securities - available for sale	15,199,288	16,278,622
Investment securities - held to maturity	7,605,625	7,741,713
Other securities	785,300	793,800
Loans receivable, net of allowance for loan losses of $1,025,000
at March 31, 2007 and $1,010,000 at December 31, 2006	95,658,860	98,967,630
Premises and equipment, net	3,633,904	3,685,217
Cash surrender value of life insurance	2,722,404	2,698,392
Other assets	1,231,815	1,326,170
Total Assets	$164,087,843	$160,792,498

LIABILITIES

Non-interest bearing deposits	$42,688,895	$37,946,831
Interest bearing deposits	98,684,104	100,716,346
Total deposits	141,372,999	138,663,177

Securities sold under agreements to repurchase	898,252	291,030
Accounts payable and accrued expenses	870,632	1,145,925
Total Liabilities	143,141,883	140,100,132

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares.
None issued or outstanding	-	-
Common stock - $10 par value; authorized 5,000,000 shares.
Issued and outstanding: 1,728,011 shares at March 31, 2007
and December 31, 2006	17,280,107	17,280,107
Additional paid in capital	1,019,299	1,019,299
Retained earnings	2,795,940	2,579,577
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale	(149,386)	(186,617)
Total Stockholders’ Equity	20,945,960	20,692,366

Total Liabilities and Stockholders’ Equity	$164,087,843	$160,792,498

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$1,872,867	$1,564,530
Federal funds sold	358,916	122,762
Interest bearing deposits	25,735	26,950
Securities	240,762	282,387
Total interest income	2,498,280	1,996,629
Interest expense:
Deposits	882,515	575,693
Repurchase agreements	3,749	4,623
Total interest expense	886,264	580,316

Net interest income	1,612,016	1,416,313

Provision for loan losses	14,861	49,080
Net interest income after provision for loan losses	1,597,155	1,367,233

Non-interest income:
Fees and service charges from depository accounts	211,216	230,508
Gain on sale of foreclosed personal property	-	25,000
Increase in cash surrender value of life insurance policies	24,012	23,412
Other income	27,438	35,950
Total non-interest income	262,666	314,870

Non-interest expenses:
Compensation and related expenses	660,209	625,076
Occupancy expense	128,470	103,189
Depreciation and amortization	74,858	79,097
Consulting expense	22,793	22,620
Data processing expense	75,246	48,617
Director fees	23,970	23,925
Marketing expense	18,482	26,307
Equipment maintenance costs	33,143	33,152
Electronic funds transfer fees	21,132	25,500
Stationery and office supplies	19,869	19,893
Other non-interest expenses	124,856	148,325
Merger related expenses	95,653	-
Total non-interest expenses	1,298,681	1,155,701
Income before income taxes	561,140	526,402
Income tax expense	223,816	184,597
NET INCOME	$337,324	$341,805

Basic earnings per share	$.20	$.20
Diluted earnings per share	$.19	$.20
Dividends declared	$.07	$.07

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005

Net income	$337,324	$341,805

Other comprehensive income (loss):

Change in unrealized gains and
(losses) on securities available for sale	60,646	(42,830)
Tax effect	(23,415)	16,537
Net other comprehensive income (loss)	37,231	(26,293)

Total comprehensive income	$374,555	$315,512

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2007 and 2006 (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2005	$16,643,415	$950,891	$1,781,794	$(279,521)	$19,096,579

Net income March 31, 2006			341,805		341,805

Change in unrealized gains and losses
on securities available for sale, net				(26,293)	(26,293)

Sale of common stock under the
Dividend Reinvestment and Stock
Purchase Plan (DRIP)	41,112	18,500			59,612

Proceeds from warrant exercises	508,310				508,310

Dividends ($.07 per share)			(120,349)		(120,349)

March 31, 2006	$17,192,837	$969,391	$2,003,250	$(305,814)	$19,859,664

Balance December 31, 2006	$17,280,107	$1,019,299	$2,579,577	$(186,617)	$20,692,366

Net income March 31, 2007			337,324		337,324

Change in unrealized gains and losses
on securities available for sale, net				37,231	37,231

Dividends ($.07 per share)			(120,961)		(120,961)

March 31, 2007	$17,280,107	$1,019,299	$2,795,940	$(149,386)	$20,945,960

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337,324	$341,805
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	74,858	79,097
Gain on sale of foreclosed personal property	-	(25,000)
Deferred income taxes	(15,625)	(51,019)
Provision for loan losses	14,861	49,080
Increase in cash surrender value of life insurance	(24,012)	(23,412)
Decrease (increase) in other assets	86,565	(17,051)
Increase (decrease) in other liabilities	(154,332)	99,297
Amortization of premium/discount and other	(9,756)	(13,079)
Net cash provided (used) by operating activities	309,883	439,718

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	3,293,909	(2,171,525)
Decrease (increase) in interest bearing deposits	(12,973)	11,069
Investment in securities - available for sale	-	(2,753,683)
Investment in other securities	-	(20,000)
Principal payments and redemption of securities	1,294,324	3,283,954
Proceeds from sales of foreclosed personal property	-	165,000
Purchase of property, equipment and leasehold improvements	(23,545)	(24,090)
Net cash used by investing activities	4,551,715	(1,509,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits including interest credited	2,709,822	665,487
Net increase (decrease) in securities sold under agreements to repurchase	607,222	(198,667)
Sales of common stock under DRIP	-	59,612
Proceeds from stock warrant exercises	-	508,310
Dividends paid	(241,922)	(166,433)
Net cash provided by financing activities	3,075,122	868,309

NET INCREASE (DECREASE) IN CASH	7,936,720	(201,248)
Cash at beginning of period	27,410,288	15,476,898
Cash at end of period	$35,347,008	$15,275,650

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$884,005	$572,624
Income taxes paid	$213,393	$203,500

The accompanying notes are an integral part of these consolidated financial statements.

CN BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of CN Bancorp, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, County National Bank. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

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

Merger Agreement

On December 13, 2006, the Company entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with Sandy Spring Bancorp, Inc. (Sandy Spring), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. The Merger Agreement also provides for the merger of County National Bank with and into Sandy Spring Bank, a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $25.00 in cash (Cash Election Price), or (ii) 0.6657 of a share of Sandy Spring’s common stock. Each stockholder of the Company will be entitled to elect the number of its shares of Company common stock to be exchanged for the Cash Election Price, subject to a pro-ration which will provide that Sandy Spring will pay cash for a minimum of 40% and a maximum of 50% of the outstanding shares of Company common stock and issue shares of Sandy Spring common stock in exchange for a minimum of 50% and a maximum of 60% of the outstanding shares of Company common stock. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock. Outstanding options to purchase Company common stock granted under the Company’s equity plans will be automatically converted into fully vested options to purchase Sandy Spring common stock, provided that Sandy Spring may require the Company or the Bank to offer to cash out options for a per share payment equal to the difference between the Cash Election Price and the per share exercise price of such option. Sandy Spring has exercised this right.

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

Note D - Regulatory Capital Requirements

The Bank meets the three regulatory capital requirements to be a “well capitalized” bank, as defined, at December 31, 2006 and March 31, 2007.

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

	Three Months Ended March 31:
	2007	2006
Weighted average shares outstanding	1,728,011	1,686,582
Common stock equivalents	40,365	17,086
Average common shares and equivalents	1,768,376	1,703,668
Net income	$337,324	$341,805
Basic earnings per share	$.20	$.20
Diluted earnings per share	$.19	$.20

Note F - Stock Purchase and Option Plans

Under the Company’s Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the ESPP, the Company may award options to employees to purchase common stock at a purchase price for the shares of the lower of 85% of fair market value of the common stock on the date of the option grant or on the exercise date of the option. No shares have been purchased under the ESPP since 2004 when 2,685 shares were purchased under the plan. There are no outstanding options to purchase common shares at March 31, 2007 under the ESPP. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the ESPP is suspended.

Under the Company’s Directors Stock Purchase Plan (DSPP), the Company is authorized to issue up to 50,000 shares of common stock. Under the DSPP, the Company may award options to directors to purchase common stock at fair market value as of the date of the option grant. No shares have been purchased under the DSPP and there are no outstanding options to purchase common shares at March 31, 2007. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the DSPP is suspended.

Under the Company’s Stock Option Plan (SOP), the Company is authorized to issue up to 200,000 shares of common stock for use under the SOP. Under the SOP, the Company may award options to designated officers and employees to purchase common stock at the minimum purchase price of fair market value of the common stock on the date of the option grant. The options have a maximum term of ten years. The Board of Directors determines the vesting, term and purchase price for each option granted within the parameters of the SOP. On December 7, 2004, the Company granted immediately vested options to purchase 51,000 shares of its common stock to certain officers and employees under the SOP at the fair value of the stock on the date of grant for a period of ten years. The exercise price for these options is $14.20 per share and the options expire on December 7, 2014. At March 31, 2007, 46,500 of these options are outstanding. On December 6, 2005, the Company granted immediately vested options to purchase an additional 51,000 shares of its common stock under the plan. The exercise price for the 2005 options is $14.50 per share and the options expire on December 6, 2015. At March 31, 2007, 51,000 of these options are outstanding. Under the Agreement and Plan of Merger with Sandy Spring Bancorp, Inc., the Stock Option Plan is suspended subject to the terms of the existing outstanding options.

Note G. Recent Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2007, provided that the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 is not expected to have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of operations of CN Bancorp, Inc. (the “Company”) should be read in conjunction with CN Bancorp, Inc.’s audited consolidated financial statements, including the related footnotes.

Overview

The Company continued a pattern of growth during the three-month period ended March 31, 2007. This growth has resulted in improved operating results as compared to prior periods absent merger related expenses. Key measurements and events for the three-month period ended March 31, 2007 include the following:

•	Total assets at March 31, 2007 increased by 2.1% to $164 million as compared to $161 million as of December 31, 2006.

•	Net loans outstanding decreased by 3.3% from $99 million as of December 31, 2006 to $96 million as of March 31, 2007.

•	Deposits at March 31, 2007 were $141 million, an increase of $2.7 million or 1.9% from December 31, 2006.

•
The Company realized net income of $337,324 for the three-month period ended March 31, 2007. This compares to net income of $341,805 for the three-month period ended March 31, 2006. The decrease is attributable to merger related expenses of $95,653 incurred during 2007.

•
Net interest income, the Company’s main source of income, was $1.6 million during the three-month period ended March 31, 2007 compared to $1.4 million for the same period in 2006. This represents an increase of 13.8% for the three-months ended March 31, 2007 as compared to the same period in 2006.

•	Non-interest income decreased by $52,204 or 16.6%, for the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006.

•	Non-interest expenses increased by $142,980 or 12.4% including merger related expenses of $95,653, for the three-month period ended March 31, 2007, as compared to the same period in 2006.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

In 2003, County National Bank leased real property located at 504 and 506 Camp Meade Road, Linthicum, Maryland for use as a branch site. The Bank started construction of the branch in the first quarter of 2007 with expected completion during the third quarter of 2007.

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

The most significant accounting policies followed by CN Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in Form 10-KSB for the year ended December 31, 2006. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

FINANCIAL CONDITION

Assets increased $3,295,345 (2.1%) to $164,087,843 at March 31, 2007 from $160,792,498 at December 31, 2006. The increase in federal funds sold comprised the majority of the increase in total assets. The increase in assets was funded primarily by the increase in liabilities, primarily deposits, of $3,041,751 (2.2%) during the first three months of 2007. The increase in federal funds sold is attributable to the reduction in the loan portfolio through loan pay-offs and the principal payments and maturities in the investment portfolio.

The loan portfolio comprises the majority of CN Bancorp, Inc.’s earning assets. Loans receivable (net of the allowance for loan losses, unearned fees and origination costs) decreased by $3,308,770 (3.3%) to $95,658,860 at March 31, 2007 from $98,967,630 at December 31, 2006. This decrease was primarily attributable to the decrease in commercial loans resulting from lower uses of available customer credit lines as well as loan payoffs. Increases in commercial real estate loans were generally offset by decreases in residential real estate loans reflecting normal loan payoff and loan origination activities. Loans receivable, net, comprised 58.3% of total assets ($164,087,843) at March 31, 2007 and 61.5% of total assets ($160,792,498) as of December 31, 2006.

The allowance for loan losses was $1,025,000 (1.06% of loans) at March 31, 2007 and $1,010,000 (1.01% of loans) at December 31, 2006. At March 31, 2007 and December 31, 2006, CN Bancorp has one loan on non-accrual status which is in process of collection with a carrying amount of $40,000. The loan is secured by real estate with an estimated value in excess of that needed to satisfy the loan amount. The amount of the specific allowance for loan losses for this loan was $5,000 at March 31, 2007 and December 31, 2006. Unrecognized interest on the loan at March 31, 2007 is approximately $900. CN Bancorp is not committed to lend funds to debtors whose loans are on non-accrual status or are considered impaired. There were no loans past due ninety days and still accruing interest at March 31, 2007 or December 31, 2006.

At March 31, 2006 non-accrual loans totaled $90,140 and were comprised of three commercial loans: a $49,667 loan secured by real estate, a $34,473 loan secured by personal property and a $6,000 unsecured loan. Specific loss reserves of $29,783 have been established for these loans at March 31, 2006.

Loans receivable, net is comprised of the following:

	March 31,	December 31,
	2007	2006
Real estate -construction	$8,702,553	$8,325,314
Residential real estate	24,247,010	26,970,493
Commercial real estate	40,851,289	38,698,570
Commercial-other	19,542,722	22,556,404
Consumer	3,390,398	3,447,624
	96,733,972	99,997,405
Unearned loan fees and costs, net	(50,112)	(19,775)
Allowance for loan losses	(1,025,000)	(1,010,000)
	$95,658,860	$98,967,630

The securities portfolio at March 31, 2007 amounted to $23,590,213, a decrease of $1,223,922, or 4.9% from the amount at December 31, 2006. Available for sale investment securities decreased to $15,199,288 at March 31, 2007 from $16,278,622 at December 31, 2006. Held to maturity securities decreased to $7,605,625 at March 31, 2007 from $7,741,713 at December 31, 2006. The carrying value of available for sale securities includes net unrealized losses of $243,340 at March 31, 2007 (reflected as unrealized loss of $149,386 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $303,986 ($186,617 after deferred taxes) as of December 31, 2006. Funds derived from the reduction of the securities portfolio were used to increase federal funds sold.

Deposits are the major source of funds for lending and investment activities. Deposits increased $2,709,822 (1.9%) to $141,372,999 at March 31, 2007 from $138,663,177 at December 31, 2006. Non-interest bearing deposits increased $4,742,064 or 12.5%, savings deposits decreased $2,317,499 or 5.1%, interest bearing demand deposits decreased $650,535 or 4.6% and certificates of deposit increased $935,792 or 2.3% during the three months ended March 31, 2007. Approximately $3.5 million of the increase in non-interest bearing deposits resulted from a large deposit on March 30, 2007. Most of these funds were withdrawn during April 2007. Certificates of deposit in amounts of $100,000 and over totaled $14,799,358 at March 31, 2007 and $15,259,591 at December 31, 2006.

Deposits are comprised of the following:
	March 31,	December 31,
	2007	2006

Non-interest bearing deposits	$42,688,895	$37,946,831
Savings deposits	43,521,927	45,839,426
Interest bearing demand deposits	13,638,257	14,288,792
Certificates of deposit	41,523,920	40,588,128
	$141,372,999	$138,663,177

Total stockholders’ equity was $20,945,960 at March 31, 2007 representing an increase of $253,594 from December 31, 2006. The increase from December 31, 2006 was attributable to earnings of $337,324 and a decrease in unrealized losses on available for sale investment securities, net of taxes, of $37,231 less dividends declared of $120,961 ($0.07 per share).

RESULTS OF OPERATIONS

Net income

Net income for the three months ended March 31, 2007 was $337,324 or $.20 per share ($.19 per share fully diluted), a decrease of $4,481, or 1.3%, from $341,805 or $.20 per share ($.20 per share fully diluted) during the three months ended March 31, 2006. Net income decreased during the first quarter of 2007 as compared to the first quarter of 2006 as the result of merger related expenses of $95,653 being incurred during the first quarter of 2007, which expenses are not deductible for income tax purposes.

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

Total interest income increased by $501,651 or 25.1% to $2,498,280 for the three months ended March 31, 2007 as compared to $1,996,629 for the first three months of 2006. This increase in interest income was attributable to the increase in yields on earning assets during 2007 as well as the increase in average interest earning assets. Interest rate levels have increased since 2006 and lower earning assets were replaced by higher interest rate assets. Average interest earning assets increased by approximately $14,724,000 or 10.7% to $151,808,000 in the first three months of 2007 as compared to $137,084,000 in the first three months of 2006, and the yield on the interest earning assets increased to 6.58% in the first three months of 2007 from 5.82% in the first three months of 2006. Average earning assets increased because of funds received from increases in deposits.

Interest expense increased by $305,948 or 52.7% to $886,264 for the three months ended March 31, 2007 as compared to $580,316 during the first three months of 2006. This increase was attributable to increased market interest rates and an increase in average interest bearing liabilities. Average interest bearing liabilities increased by approximately $11,157,000 or 12.3% to $102,181,000 in the three months ended March 31, 2007 as compared to $91,024,000 in the three months ended March 31, 2006, while the cost of the interest bearing funds increased to 3.47% in the first three months of 2007 from 2.55% in the first three months of 2006.

Net interest income increased by $195,703 or 13.8% during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Net interest income increased because of the increase in interest earning assets and the increase in the market interest rates. The increase in net interest income resulted from additional interest income from increased earning assets and yields exceeding the increase in interest expense from more interest bearing deposits and higher interest rate cost. The net interest spread decreased from 3.27% in 2006 to 3.11% in 2007. The net interest margin was 4.25% and 4.13% in the three months ended March 31, 2007 and March 31, 2006, respectively.

The tables below present a summary of CN Bancorp, Inc.’s average daily balances, rates, interest income and expense, the interest rate spread and net interest margins for the three months ended March 31, 2007 and 2006:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

		Three Months Ended March 31,
(in thousands)		2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-Earning Assets:
Federal funds sold	$27,664	$359	5.19%	$11,246	$123	4.37%
Interest bearing deposits	1,895	26	5.49%	2,889	27	3.74%
Investment securities	24,486	241	3.94%	32,888	282	3.43%

Loans receivable	98,780	1,872	7.58%	90,947	1,564	6.88%
Allowance for loan losses	(1,017)	-	-	(886)	-	-
	97,763	1,872	7.66%	90,061	1,564	6.95%
Total Interest Earning Assets	151,808	2,498	6.58%	137,084	1,996	5.82%
Non-interest Earning Assets	11,008			11,241
Total Assets	$162,816			$148,325

Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$14,424	$38	1.05%	$17,073	$35	0.82%
Savings accounts	45,132	408	3.62%	38,232	256	2.68%
Time deposits	41,409	436	4.21%	34,220	284	3.32%
Securities sold under agreements
to repurchase	1,216	4	1.32%	1,499	5	1.33%
Total Interest Bearing Liabilities	102,181	886	3.47%	91,024	580	2.55%
Non-interest Bearing Liabilities:
Demand deposits	38,626			36,712
Other	1,177			1,118
Total Liabilities	141,984			128,854
Stockholders' Equity	20,832			19,471
Total Liabilities and Equity	$162,816			$148,325
Net Interest Income		$1,612			$1,416

Net Interest Spread			3.11%			3.27%
Net Interest Margin			4.25%			4.13%
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities	148.57%			150.60%
Yields on securities are calculated based on amortized cost.
Nonaccruing loans are included in the average loan balances outstanding.

The table below presents the relative contribution of changes in volumes and changes in rates to the changes in net interest income for the first three months of 2007 versus the first three months of 2006. The change in the interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rates.

	2007 vs. 2006
	Increase (Decrease)
	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold and interest bearing
deposits with banks	$152,484	$82,454	$234,938
Securities	(73,423)	31,799	(41,624)
Loans receivable	137,111	171,226	308,337
Net Change in Interest Income	216,172	285,479	501,651

Interest Bearing Liabilities:
Interest bearing deposits	73,564	233,258	306,822
Securities sold under agreements
to repurchase	(874)	-	(874)
Net Change in Interest Expense	72,690	233,258	305,948

Change in Net Interest Income	$143,482	$52,221	$195,703

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of CN Bancorp, Inc.’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as consumer (secured and unsecured), commercial (secured and unsecured) and mortgage loans (residential and commercial real estate). Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At March 31, 2007, the range of the loss ratios used to determine estimated losses by loan category were: consumer loans - 1.6% to 2.1%; commercial loans - 1.2% to 1.9%; and mortgage loans - 0.3% to 1.1%. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicate that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risk factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2007, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $14,861 during the three months ended March 31, 2007 as compared to $49,080 for the three months ended March 31, 2006. The reduction in the loan portfolio and low net loan loss experience resulted in a reduced provision for loan losses during the first quarter of 2007 while reflecting the effect of the decline in lower risk residential real estate loans and increase in higher risk commercial real estate loans.

The allowance for loan losses represents 1.06% and 1.01% of loans receivable at March 31, 2007 and December 31, 2006, respectively. CN Bancorp, Inc. has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The table below summarizes CN Bancorp, Inc.’s loan loss experience for the three months ended March 31, 2007 and March 31, 2006 as well as certain ratios related to net charge-offs and the allowance for loan losses (ALL) as a percentage of the total loan portfolio.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
(in thousands)
Allowance for loan losses:
Beginning balance	$1,010,000	$864,000
Charge-offs:
Commercial loans	-	(6,665)
Consumer loans	(10,096)	(5,618)
	(10,096)	(13,480)
Recoveries:
Commercial loans	-	-
Consumer loans	10,235	3,203
	10,235	3,203
Net recovery (charge-offs)	139	(9,080)
Provision for loan losses	14,861	49,080
Ending balance	$1,025,000	$904,000
Ratios:
Net charge-offs to average loans	NA	0.01%
Net charge-offs to provision for loan losses	NA	18.50%
Allowance for loan losses to loans receivable	1.06%	0.99%

Non-interest Income

Non-interest income consisted primarily of fees and charges from depository accounts, increases in cash surrender value of life insurance policies, gains on sale of assets and other income. Non-interest income decreased $52,204 or 16.6%, to $262,666 for the three months ended March 31, 2007 as compared to $314,870 for the three months ended March 31, 2006. This decrease was primarily attributable to decreased service fees on depository accounts of $19,292 or 8.4% as the volume of overdraft fees declined and the decrease in gain on sale of assets of $25,000 in 2006 to zero in 2007.

Non-interest Expense

Non-interest expense was $1,298,681 during the three months ended March 31, 2007 representing an increase of $142,980 or 12.4%, as compared to $1,155,701 during the three months ended March 31, 2006. Compensation and benefits increased $35,133 (5.6%) because of normal salary increases and the increased number of employees necessary to manage the growing lending and depository activities of the institution. Occupancy expenses increase by $25,281 reflecting increased branch maintenance costs and utility expenses. Marketing expenses decreased $7,825 (29.7%) because of decreased marketing activity. Data processing expenses increased $26,629 (54.8%) because of changes to data processing operations and new internet banking service programs. Some of these expenses were offset by reductions in other operating expenses. Merger related expenses of $95,653 were incurred during the first quarter of 2007 (none in 2006). These expenses are comprised primarily of legal fees and professional services.

Income Taxes

Income tax expense was $223,816 (39.9% of pre-tax income) for the three months ended March 31, 2007 as compared to $184,597 (35.1% of pre-tax income) for the three months ended March 31, 2006. The increase in the effective income tax rate is primarily attributable to the lack of deductibility of the merger related expenses incurred during 2007.

LIQUIDITY

Liquidity represents CN Bancorp, Inc.’s ability to efficiently manage cash flows to support the lending activities and the requirements of depositors. Liquidity is essential to fund operations and growth. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity, which generally consists of cash and amounts due from banks and federal funds sold, totaled $35,347,008 at March 31, 2007 compared to $27,410,288 at December 31, 2006. Additional sources of asset liquidity include interest bearing deposits and cash flow from the investment and loan portfolios. Securities classified as available-for-sale, which can provide additional sources of liquidity, totaled $15,199,288 and $16,278,622 as of March 31, 2007 and December 31, 2006, respectively. However, because most of these securities were in an unrealized loss position at March 31, 2007, and because management has the intent and ability to hold these securities until recovery or maturity, management does not consider these securities as a source of liquidity as of March 31, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by County National Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. County National Bank holds collateral supporting those commitments for which collateral is deemed necessary. County National Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of County National Bank. Outstanding letters of credit at March 31, 2007 total $1,839,430 ($2,002,067 at December 31, 2006).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. County National Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by County National Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Commitments to extend credit total $18,214,661 at March 31, 2007 ($12,226,451 at December 31, 2006). We believe that we have adequate resources to fund all loan commitments.

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

			Minimum Ratios
	March 31, 2007	December 31, 2006	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	21.2%	20.5%	8.0%	N/A
Bank	14.8%	14.2%	8.0%	10.0%
Tier I:
Company	20.2%	19.5%	4.0%	N/A
Bank	13.8%	13.2%	4.0%	6.0%
Leverage Total:
Company	12.7%	13.1%	4.0%	N/A
Bank	8.5%	8.5%	4.0%	5.0%

At March 31, 2007 and December 31, 2006 CN Bancorp, Inc. exceeded the capital requirements and the Bank exceeded the capital requirements necessary to be considered a “well capitalized” financial institution under federal regulations.

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

Item 3. Controls and Procedures

CN Bancorp, Inc.’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13d-15 under the Securities Act of 1934) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CN Bancorp, Inc. is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None.

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

CN Bancorp, Inc.

Date: April 23, 2007	By:	/s/ Jan W. Clark
Jan W. Clark
President and Chief Executive Officer

Date: April 23, 2007	By:	/s/ Michael T. Storm
Michael T. Storm
Chief Financial Officer